Form 10QSB
period 2004-09-30
HyperSpace Communications, Inc.
filed 2004-11-12
CIK 1289871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d OF THE SECURITIES EXCHANGE ACT OF 1934 )

For the quarterly period ended September 30, 2004

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-115404

HYPERSPACE COMMUNICATIONS, INC.

(Name of small business issuer as specified in its charter)

COLORADO	84-1577562
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

8480 East Orchard Road, Greenwood Village, Colorado 80111
(Address of principal executive offices)

(303) 566-6500
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section

13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☐   No ☒

As of September 30, 2004, there were 1,926,534 shares of the issuer’s no par value Common Stock outstanding.

Transitional Small Business Disclosure Format. Yes  ☐   No ☒

Table of Contents

ITEM 1: FINANCIAL STATEMENTS

HYPERSPACE COMMUNICATIONS, INC.

Balance Sheet

	September 30, 2004	December 31, 2003
	Unaudited
ASSETS
Current Assets
Cash	$109,375	$27,429
Accounts Receivable, net of an allowance for doubtful accounts of $3,391 in 2004 $0 in 2003	$108,905	$291,913
Other Current Assets	$17,114	$13,361
Total Current Assets	$235,394	$332,703

Non-Current Assets
Property & Equipment, net	$126,075	$127,806
Capitalized software, net of accumulated amortization of $356,381 and $471,157	$329,070	$420,536
Intangible Asset, at cost	$31,530	$31,530
Deferred Offering Costs	$1,489,347	$—
Total Non-Current Assets	$1,976,022	$579,872

TOTAL ASSETS	$2,211,416	$912,575

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$1,452,814	$220,993
Accrued Compensation	$116,286	$103,611
Deferred Revenue	$133,186	$152,089
Current Portion of Notes Payable & Debt	$1,295,470	$1,255,842
Total Current Liabilities	$2,997,756	$1,732,535

Long Term Liabilities
Long term Portion of Notes Payable & Debt	$425,000	$—
Total Long Term Liabilities	$425,000	$—
Total Liabilities	$3,422,756	$1,732,535

Commitments & Contingencies

Shareholders’ Deficit

Series A Convertible Preferred Stock, no par value; convertible to common stock at original issuance price, plus cumulative dividends of 10% per annum; limited to the first 5 years following issuance; liquidation preference of $941,753 (2003); convertible upon public offering; 1,000,000 authorized; all converted to equity (2004) and 211,714 (2003) shares issued and outstanding	$—	$926,250
Common Stock, no par value, 15,000,000 shares authorized; 1,926,534 and 1,378,541 shares issued and outstanding at 2004 and 2003, respectively	$4,912,767	$2,180,555

Accumulated Deficit	$(6,124,107)	$(3,926,765)
Total Shareholders’ Deficit	$(1,211,340)	$(819,960)

TOTAL LIABILITIES AND EQUITY	$2,211,416	$912,575

See accompanying notes to financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Unaudited Statements of Operations for the Three Months and Nine Months Ended September 30, 2004 and 2003.

	September 30,
	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Revenues
License Fees	$64,478	$198,104	$157,962	$606,109
Service & Other	$54,743	$52,235	$167,643	$134,547
Total Revenues	$119,221	$250,338	$325,605	$740,656

Cost of Revenue
Amortization of Capitalized Software	$30,488	$53,520	$91,465	$160,559
Customer Support	$52,134	$39,113	$120,278	$103,945
Research & Development	$227,441	$12,793	$451,138	$117,326
Total Cost of Revenues	$310,063	$105,426	$662,881	$381,830

Operating Expenses
Sales & Marketing	$218,115	$65,227	$507,580	$474,540
General & Administrative	$335,606	$158,126	$910,919	$655,755
Total Operating Expenses	$553,721	$223,353	$1,418,499	$1,130,295

Loss from Operations	$(744,563)	$(78,441)	$(1,755,775)	$(771,469)

Other (Income) / Expense
Interest Expense, net	$266,015	$54,781	$803,658	$197,309
Other Income	$(1,137)	$(1,075)	$6,417	$(14,142)
Gain on Settlement	$—	$—	$(440,999)	$—
Total Other (Income) / Expense	$264,878	$53,706	$369,076	$183,167

Net Loss	$(1,009,441)	$(132,148)	$(2,124,851)	$(954,636)

Preferred Dividends	$24,449	$—	$72,489	$—

Net Loss attributable to Common Shareholders	$(1,033,890)	$(132,148)	$(2,197,340)	$(954,636)

Basic and diluted weighted average common shares outstanding	1,488,421	1,299,970	1,444,612	1,297,181

Basic and diluted loss per common share	$(0.69)	$(0.10)	$(1.52)	$(0.74)

See accompanying notes to financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Statements of Cash Flows For The Nine Months Ended September 30, 2004 and 2003

Statements of Cash Flows

	For the Nine Months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,197,340)	$(954,636)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	53,857	67,488
Amortization/impairment of capitalized software	91,466	160,559
Impairment of intangible assets	—	70,867
Settlement of liability for reduced amount	(440,999)	21,841
		—
Options issued to employees	27,332	—
Options issued to officer from founder	—	3,353
Warrants issued for debt issue costs and interest	242,429	12,500
Conversion preference with debt	82,863	31,180
Options for services	—	21,008
Stock for services	22,500	14,261
Stock issued to employees	33,200	—
Accrued interest included in notes payable	49,155	—
Accrued interest included in related party notes payable	3,779	—
Accretion of debt issue costs	64,406	14,842
Reduction of conversion price on debt to induce conversion and maturity extension on convertible debt	150,800	—
Warrants issued to induce conversion and maturity extensions on convertible debt	76,454	—
Changes in assets and liabilities
Accounts receivable	183,008	138,614
Other current assets	(3,753)	(12,546)
Accounts payable – trade	(143,204)	213,960
Accrued liabilities	19,468	(129,366)
Deferred revenue	(18,903)	29,187
	493,858	657,750
Net cash used in operating activities	(1,703,482)	(296,888)

Cash flows from investing activities
Purchase of property and equipment	(52,126)	(5,731)
Purchase of capitalized software	—	(304,794)
Purchase of intangibles	—	(22,885)
Net cash used in investing activities	(52,126)	(333,410)

Cash flows from financing activities
Proceeds from line of credit	—	80,000
Proceeds from (payments of) related-party note payable	—	45,000
Proceeds from notes payable, net	1,650,000	466,000
Proceeds from issuance of common stock	227,304	—
Receipts from issuance of preferred stock	43,750	50,000
Payment of current liability	(42,500)	—
Payment on note payable	(16,000)	—
Payment of offering costs	(25,000)	—
Net cash provided by financing activities	1,837,554	641,000

Net increase (decrease) in cash	81,946	10,702

Cash – beginning of year	27,429	51,169

Cash – end of period	$109,375	$61,871

Cash Paid for Interest	$4,274	$8,107

Cash Paid for Income Taxes	$0	$0

Statements of Cash Flows

Supplemental disclosure of non-cash activity:

During the nine months ended September 30, 2004 (unaudited), $728,213 of notes payable was converted to common stock, at $3.50 per share.

During the nine months ended September 30, 2004 (unaudited), the Company issued $8,125 of common stock in exchange for deferred offering costs.

During the nine months ended September 30, 2004 (unaudited) the Company accrued dividends on Series A preferred stock in the amount of $87,992.

During the nine months ended September 30, 2004 (unaudited), the Company funded purchases of $1,456,222 in deferred offering cost through the use of accounts payable.

During the six months ended September 2004, the Company converted $75,000 of related party notes payable to common stock.

During the six months ended September 2004, the Company converted 970,000 of preferred stock and 87,992 of preferred dividends to common stock.

See accompanying notes to financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Notes to Financial Statements

(Information with Respect to the Three and Nine Months Ended

September 30, 2004 and 2003 is Unaudited)

Note 1—Description of Business

HyperSpace Communications, Inc. (the Company) was formed in February 2001 as a company organized under the laws of the State of Colorado. The Company, based in Denver, Colorado, manufactures and markets HyperWeb™ and HyperTunnel™ software products, which accelerate web and client/server-based applications over wider area networks, both terrestrial and wireless, thereby increasing performance and throughput and lowering costs for bandwidth, hardware, software, IT overhead and human resources while increasing employee productivity and customer satisfaction. The Company’s objective is to make companies more efficient and profitable through higher performance of mission-critical applications.

In March 2001, the Company acquired substantially all of the assets of Remote Communications, Inc. (“RCI”). The assets of RCI included various computer programs, source code and the expertise of RCI’s management.

Note 2—Significant Accounting Policies

Interim Financial Information

The unaudited financial statements as of September 30, 2004 and for the nine months ended September 30, 2004 and 2003 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows. Operating results for the nine months ended September 30, 2004 are not necessarily an indication of the results that may be expected for the entire fiscal year. HyperSpace Communications, Inc. has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has no subsidiaries. These financial statements and notes should be read in conjunction with its Prospectus filed with the SEC on September 30, 2004. The footnotes below are those that have changes from the footnotes accompanying the financial statements at June 30, 2004 in the aforementioned Prospectus.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. Although the Company has incurred substantial losses since inception, the Company completed an IPO on October 1, 2004 as further noted in the Subsequent Event footnote. Accordingly, no adjustments are necessary to the financial statements as a result of a going concern uncertainty.

The Company reports comprehensive income (loss) in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. The difference between reported net income and comprehensive income (loss) is not considered material for the periods presented.

Concentrations of Currency Risk

The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, custom duties, various import controls and other non-tariff barriers, restrictions on the transfer of funds, commodity risks, general economic market conditions, adaptability of technology, and political instability. To date, these factors have not had a material adverse impact on the Company’s operations. Other than certain European agreements, which are usually denominated in Euros or GBP, most non-U.S. agreements are denominated in U.S. Dollars. In the future, if the number of Euro denominated agreements is significant, the Company may consider buying forward currency contracts to protect against currency fluctuations. For the three and nine months ended September 30, 2004, the Company recorded a $1,056 gain and an $8,432 loss respectively, in foreign currency translations due to Euro denominated sales agreements.

At September 30, 2004, the Company had $40,503 in non-US Dollar denominated accounts receivable.

Concentrations of Credit Risk

Due to its growing customer base, the Company is subject to the risks of concentration of credit risk in a few customers. During the three months ended September 30, 2004, the Company had:

•                  Two customers that accounted for 57% of revenues

•                  62% of its revenues from non-US customers

During the nine months ended September 30, 2004 the Company had:

•                  Five customers that accounted for 32% of revenues

•                  50% of its revenues from non-US customers

At September 30, 2004, one customer accounted for 46% of the total accounts receivable.  This customer paid approximately one-third of the amount of owed subsequent to the end of the quarter.

Deferred Stock Offering Costs

As of September 30, 2004, the Company was in the process of finalizing its Initial Public Offering (“IPO”) and had capitalized $1.489million in offering costs. The Company listed its units on the American Stock Exchange on October 1, 2004.  Expenses related to the offering have been capitalized as a Non-current asset and accounted for as deferred offering costs.  These costs will be charged against the gross proceeds received in October 2004.

Stock-Based Compensation

The Company has determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees”; and will make pro forma disclosures required under SFAS No. 123,”Accounting for Stock-Based Compensation.” SFAS No. 123 permits the use of either a fair value based method of the method defined in APB No. 25 to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB No. 25 are required to disclose the pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method. No stock based compensation awards were made during the quarter ended September 30, 2003.

	September 30,
	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Net loss available to common shareholders—as reported	$(1,033,890)	$(132,148)	$(2,197,340)	$(954,636)
Add: stock-based employee compensation included in net income	$—	$—	$27,332	$—
Deduct: total stock-based employee compensation expense determined under fair market value method for an award	$32,676	$153,977	$336,044	$169,374
Net loss available to common shareholders—pro forma	$(1,066,566)	$(286,125)	$(2,506,052)	$(1,124,010)
Basic loss per common share—as reported	$(0.69)	$(0.10)	$(1.52)	$(0.74)
Basic loss per common share—pro forma	$(0.72)	$(0.22)	$(1.73)	$(0.87)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following are the weighted-average assumptions used for all Black-Scholes calculations in the financial statements:

	September 30,
	2004	2003

Approximate risk free rate	3.47%	2.9%
Average expected life	5.5 years	10 years
Dividend yield	—%	—%
Volatility	25.00%	25.00%

For the nine months ended September 30, 2004 the Company recorded stock options granted to employees as an expense in its Statement of Operations and an addition to common stock. This was based on the difference between the exercise price and the fair value of the common stock. For the three months ended September 30, 2004, the Company did not record any expense for the 20,000 stock options granted to employees because the exercise price was above the fair value of the common stock. The fair value was of the common stock was determined by the Black-Scholes pricing model valuation of the Unit price of the IPO. This was $4.09 per common share.

Note 3—Notes Payable and Debt

	September 30, 2004	December 31, 2003
	Unaudited
Convertible Bridge Loans	$1,117,159	$577,149
Bridge Loans Received from Directors	$404,372	$—
Note Payable	$53,534	$—
Note Payable to Founder	$57,051	$128,272
Line-of-Credit	$95,500	$95,500
Amounts due to RCI	$—	$483,499
Debt Issuance Costs	$(7,146)	$(28,578)
	$1,720,470	$1,255,842
Long-term Portion of Convertible Bridge Loans	$(425,000)	$—
	$1,295,470	$1,255,842

All amounts are inclusive of accrued interest.

The Bridge Loans and Notes Payable have been issued at various interest rates between 9% and 12% per annum. On September 30, 2004: certain Bridge Loans, and accrued interest, were automatically converted to equity and certain other Bridge Loans, and accrued interest, voluntarily converted to equity. All Bridge Loans were issued in conjunction with warrants to purchase common stock.

The Bridge Notes Received from Directors in August 2004 had 200,000 detachable warrants to purchase common stock. The value of these warrants of $208,148 was booked as interest expense during the quarter ended September 30, 2004. These Bridge Notes received from Directors were repaid in October 2004.

During the quarter-ended September 30, 2004, the founder assumed the liability for this bank Line-of-Credit which he had previously guaranteed. The Company therefore has an obligation to repay the founder, not the bank. This obligation was settled in October 2004.

Note 4—Shareholders’ Equity

On July 17, 2004, the Board of Directors approved an amendment to the articles of incorporation including reducing the number of authorized shares of no par common stock to 15 million and conducting a 1:14 reverse split of shares outstanding. All share and per share amounts for the periods presented in the accompanying condensed consolidated financial statements have been retroactively adjusted for the effects of this stock split.

Preferred Stock

Between April 2003 and January 2004, the Company issued 221,714 Series A preferred shares at $4.38 per share for a total of $970,000. Holders of Series A preferred stock were entitled to receive cumulative annual dividends, at the rate of 10% of the original issue amount. These shares have a mandatory conversion feature if the Company consummates a public offering of the Company’s common stock for total proceeds of at least $3 million. As the Company completed an IPO on October 1, 2004, in excess of $3 million, these shares, and accrued preferred dividends to September 30, 2004, in the amount of $87,993, have been converted into 241,827 ordinary shares of the Company at September 30, 2004.

Convertible Debt

On September 30, 2004, Convertible Debt in the amount of $455,000 in principal and $25,846 in accrued interest was converted into 137,385 ordinary shares of Company stock. In addition, our Founder converted $75,000 of his short-term Loan to the Company into 21,429 ordinary shares. On July 15, 2004, $18,703 in accrued interest, due to debt holders who had previously converted their debt to equity, converted this accrued interest into 5,343 ordinary shares of the Company.

Note 5—Related Party Transactions

Related party transactions consist of the following:

During the quarter ended September 30, 2004 the founder and Chairman of the Board converted $75,000 of his note payable into common stock at $3.50 per share.  The remaining balance is repayable in September 2005 and bears interest at 9% per annum.

During the March & April, 2004, a director purchased $55,000 of convertible notes and warrants in the bridge note and warrant offering at the same terms as other participants and included warrants of 2,357. On September 30, 2004 this director converted this note and accrued interest in the amount of $58,991 into common stock of the Company at $3.50 per share.

On July 31, 2004 we issued $20,000 worth of common stock (4,484 common shares) to our CFO at $4.46 per share as compensation.

In August 2004 the Company issued $400,000 in additional bridge loans for working capital and general corporate purposes. These bridge loans were raised from the Founder, CEO and members of the Board of Directors. Such loans bear interest at 12% per annum and are repayable within 180 days. In connection with these bridge loans, the Company issued one warrant to purchase a share of common stock for each $2.00 loaned. The 200,000 warrants issued as part of this transaction are exercisable at $4.46, per share, and expire in August 2009. This loan and $5,425 in accrued interest was repaid in October 2004.

The Company’s policies prohibit loans to Directors, Officers and Employees. There were no such loans.

Note 6—Income Taxes

The Company did not provide a current or deferred federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced recurring operating losses. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of the net operating loss, because of uncertainty regarding whether it will be realized. Tax benefit from net operating losses and timing differences are calculated at an estimated blended federal and Colorado tax rate of 37.3%.

Note 7—Commitments and Contingencies

Litigation

In the normal course of business, the Company may be party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company. The Company’s management is not aware of any pending or threatened litigation against the Company.

Note 8—Settlements

In March 2001, the Company purchased the assets of RCI with an outstanding note of $353,403 at 0% interest and due on March 5, 2004. In January 2004, the Company filed certain claims against RCI claiming a breach of the terms of the sale of the assets. In March 2004, the Company settled all aspects of this claim, in full, for $42,500 and recorded a gain on this settlement in the amount of $440,999.

Note 9—Subsequent Events

On October 1, 2004 the Company’s Registration Statement on Form SB-2 was declared effective by the US Securities and Exchange Commission and the Company sold its units to the underwriters on a firm commitment basis and listed its units on the American Stock Exchange under the symbol HCO.U. In the initial public offering the Company sold 1.8 million units to underwriters at $5.0325 per unit, which is net after the underwriter’s discount of 8.5% ($5.50 per unit prior to the discount). The net proceeds to the Company, after deducting the offering costs and expenses were approximately $7 million. The underwriters paid for the units on October 6, 2004. As part of the underwriting agreements, the Company will have certain obligations to its underwriters.

On October 27, 2004, the Company announced that it has been notified by the representatives of the underwriter for its IPO, that the American Stock Exchange has been notified of the pending separation of its Units.  On November 5, 2004 the Units were separated into common stock and warrants that will trade individually on the AMEX under the symbols HCO and HCO.WS, respectively.  The Units cease to exist.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot be assured that such expectations will occur. Our actual future performance could differ materially from such statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see the “Risk Factors” contained in our Prospectus dated September 30, 2004 which can be viewed at the SEC’s website at www.secgov or through a link on our website www.ehyperspace.com. These forward-looking statements apply only as of the date of this report; as such, they should not be unduly relied upon for current circumstances.  Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

Overview

We are a Colorado-based software company that closed an initial public offering on October 6, 2004. We raised approximately $7 million after offering costs and expenses. Further, we have been in the application acceleration (some call this WAN optimization or compression) business since March 2001. Our two software product lines are: HyperWeb™ and HyperTunnel™. These products are discussed in more detail in our Prospectus dated September 30, 2004, under the “Business” section. These products are designed to address the growing need for real-time application acceleration and improved business communications over wired and wireless networks. The goals of our products are to make our customers more efficient and profitable by increasing the performance of their internal and external business applications through deployment of application acceleration software that is cost effective, easy to use and easy to install.

From inception to the end of 2003, we were primarily engaged in the development of our software products. In 2002, we began to market and sell our software products. Despite having limited resources to launch a comprehensive marketing and sales initiative we did achieve some successes. These occurred mostly through referrals, a limited number of sales agents and via leads developed by customers finding us through a web search. In late 2003, we determined the need to make larger investments in marketing and sales. This was needed to expand the sales & marketing reach, launch HyperTunnel™ and to reduce reliance on customers finding us for their network needs through a web search. We determined that we needed to hire new business development leadership, develop a more comprehensive sales agent program, develop a more organized approach to international business development and launch an OEM/Partnership initiative.

From March 2004 to September 2004, we have spent a significant amount of time on two key items:

The IPO: Three of our four officers spent substantially all of their time in preparing for our IPO and completing the transaction. The significant demands placed on us by the requirements of the Sarbanes-Oxley Act of 2002, the detailed SEC review process and the requirements of the capital markets meant that little time was left for these senior officers to participate in business development activities and processes. In addition, because we were funding IPO costs prior to receipt of proceeds from the offering, we had to be very circumspect about how working capital was used. This meant that we were unable to launch any aspects of its new marketing & sales strategy until after completion of the IPO.

New Marketing & Sales Approach: In March 2004, we hired a new executive officer responsible for Marketing & Sales. A significant portion of the time between March and September 2004 was spent on the following: Determining and changing the internal sales team, evaluating existing sales agents, identifying and bringing on new sales agents, identifying international partners and determining a strategy for OEM/Partners. July and August were slower sales months for software sales (particularly internationally) and we have experienced significant lead times involved in engaging new agents and partners. During this time frame a number of our competitors launched extensive advertising campaigns that we believe significantly reduced the number of customers who found us via a web-search compared to the prior year. In addition, our competitors appeared in a number of technology industry analyst reports. Our lack of funds resulted in our being relatively unknown to most technology industry analysts who usually require some type of fee arrangement for coverage.

In addition, our new product HyperTunnel™ offers per-user-per-month recurring pricing options as opposed to the one-time perpetual license fee we have historically sold. In 2004, we have signed ten such recurring revenue license agreements. While not adding materially to revenue to date, we expect that they will generate revenues over the multiple years of their agreements.

As a result of these factors, the level of our revenues for the nine months ended September 30, 2004 has decreased compared to the same period in 2003.

Third Quarter Developments: During the quarter ended September 30, 2004, we had several business development successes. These include:

•                  Signed three ISP agreements (two internationally).

•                  Signed an OEM agreement with a network monitoring company.

•                  Signed and developed sales agency/distributor agreements covering the following territories: Argentina, Chile, Peru, Uruguay, Pakistan & India.

•                  Re-engaged with a US-based sales agent who consummated a sale during the quarter.

•                  Enjoyed a maintenance renewal rate of more than 90% compared with the historic average of 68%.

In addition, during the quarter ended September 30, 2004, we were busy with some significant product enhancements. The new enhancements further improve the performance and reliability of our software-based approach to acceleration of branch office and remote and mobile user application traffic. Our driver architecture approach eliminates configuration problems frequently associated with the proxy-based approach used by competitors and makes use of a hardened technology that has been proven for heavy network use by the industry’s leading VPN providers prior to being included into the HyperTunnel™ product. Additionally, these enhancements allow the HyperTunnel™ product to be deployed on older Windows operating systems, such as Windows 98, used by certain of our HyperSpace® ISP customers and prospects. This product enhancement broadens our appeal into the ISP market since many ISP users are still using Windows 98 operating systems.

Our Business

We will initially focus our marketing on branch offices, remote & mobile workers and ISPs/ASPs.  Our revenue growth depends significantly on continued growth in the application acceleration market, the success of our new marketing & sales plans, the length of the sales cycle, our ability to develop and maintain strong partnering relationships with our indirect channel partners, our ability to expand and enhance our current product offerings, our ability to respond to technological change, the average selling price of our products and general economic conditions.

We face challenges in growing our revenue, as we have been unable to make adequate investments in marketing and sales activities from inception. HyperTunnel™ was launched in January 2004 with no marketing support. We have developed a sales and marketing plan to achieve this revenue growth, but only recently obtained the capital to implement the plan.

We are currently selling our products and services into the enterprise, state & local governments and ISP markets. To meet the needs of different markets, we generally sell our software product as a one-time perpetual license sale with an optional annual maintenance agreement, on a per-user/per-month fee or on a per-site/per-month fee basis. Our sales agents usually have a local, international or industry vertical focus and our targeted OEM/Partner agreements aim to include our product inside of theirs.  We generate revenue through both direct end-user sales and agent/distribution channel sales. We face challenges that our agent/distributors have other products they sell and that a competitor may offer them more attractive incentives. International agent/distributors are difficult to engage due to custom, language and distance issues.

We are subject to a rapidly changing technological environment. While our current products are in production and being used by customers, we will need to continue to expand these offerings to stay competitive and differentiate ourselves from our competitors. Our ability to keep current with the demands of technology is critical to our success. Our software products must work, and provide noticeable benefits during a test phase inside each prospect customer’s network. Networks are very complex environments. We plan to continue to invest in research and development activities to enhance existing products and develop new features in response to customer demands.

We operate all of our business out of our metro-Denver, Colorado location. All sales agents and partners work out of offices owned or rented by them. We also conduct all of our development work from our metro-Denver location where we had 15 full-time employees as of September 30, 2004.

KEY INDICATIONS OF FINANCIAL CONDITION AND PERFORMANCE

Comparison of the Three- and Nine-Months ended September 30, 2004 to 2003

	September 30,
	Three Months Ended			Nine Months Ended
	2004	2003	% Change	2004	2003	% Change
Revenues	$119,221	$250,338	-52%	$325,605	$740,656	-56%
R&D Costs	$227,441	$12,793	1678%	$451,138	$117,326	285%
Amortization of Software	$30,488	$53,520	-43%	$91,465	$160,559	-43%
Customer Support Costs	$52,134	$39,113	33%	$120,278	$103,945	16%
Sales & Marketing	$218,115	$65,227	234%	$507,580	$474,540	7%
General & Administrative	$335,606	$158,126	112%	$910,919	$655,755	39%
Loss from Operations	$(744,563)	$(78,441)	849%	$(1,755,775)	$(771,469)	128%
Interest Expense	$(266,015)	$(54,781)	386%	$(803,658)	$(197,309)	307%
Gain on Settlement	$—	$—	0%	$440,999	$—	n/a
Other	$1,137	$1,075	6%	$(6,417)	$14,142	-145%
Net Loss	$(1,009,441)	$(132,148)	664%	$(2,124,851)	$(954,636)	123%

Revenues: Our revenues are derived from software license sales, annual maintenance contracts on those sales, consulting fees, training fees, per-user-per month recurring revenues for ISP customers and per-user/per-site-per-month fees for a partner who sells our products to multi-location customers as an alternative to costly additional bandwidth and hardware additions.

For the nine months ended September 30, 2004 compared to 2003, revenues were 56% lower. Other than the focus on the IPO and the changes to marketing and sales plans described above, the following are more detailed causes of the decline:

•                  In 2003 we made license sales to 19 different customers with an average license sale of $32,000. In 2004 we made license sales to 15 different customers with an average license sale of $11,000.  The average deal size is lower in 2004 due to the absence of three large sales that occurred in 2003 that were all approximately $75,000 each. Our lack of marketing resources coupled with increased market presence of our competitors during 2004 resulted in fewer large sale opportunities for us.

•                  In 2004, we did generate revenue from three recurring revenue ISP agreements, a Partnership agreement and the initial consulting revenues from an OEM agreement.

•                  We also believe that the number of customers who find us by a website search has decreased in 2004. We believe that increased advertising by our competitors has reduced the number of prospects who would conduct a web search for our solution.

•                  In 2003, we generated revenues through one-time referrals by certain agents. These were individuals who were not exclusively devoted to selling but who merely leveraged certain relationships. While successful in 2003, we do not believe that it is a sustainable model; therefore, in 2004, we began to seek, engage and invest in agents who are professionals in selling IT technology. This caused most of 2004 to be a period of transition where very few agents were actively producing revenue for us.

For the three months ended September 30, 2004 compared to the same period in 2003, revenues were 52% lower (45% lower had we not deferred revenue recognition on first time sales into a new international territory with a new sales agent.) Most of the same reasons above, which explain the reduction from 2003 for the nine months, apply to the three-month period as well. During the three months ended September 30, 2004, we did achieve a maintenance renewal rate in excess of 90% that exceeds our historic rate of 68%.

Additionally, it should be noted that most of our larger competitors have opened offices in many international locations and have developed strong sales agent relationships. A number of these international locations were opened during the first nine months of 2004. Due to our limited funds to invest in marketing and sales prior to the IPO, we were not been able to conduct broad international expansion initiatives. We had a single international agent until July 2004, when we increased this agent number to four. Now that the IPO is complete we are adding international capabilities with Europe being the primary initial focus. At a time when our international revenues are rising as a percentage of total sales – 36% in calendar 2003, 44% for the nine months ended September 30, 2004 and 63% for the three months ended September 30, 2004 – thereby demonstrating the international appeal of our products, not having a more robust international presence may have resulted in missed sales opportunities.

Research & Development Costs:   Research and Development (R&D) Expenses consist primarily of compensation related to the cost of software engineering personnel, third party consultants, prototype expenses related to the design, development, testing and enhancement of our software products, facilities costs and hardware and software used in the design, development and support of our products. This expense category is the non-capitalized portion of these costs.

During the nine months ended September 30, 2004 compared to the same period in 2003, this expense category increased by over 280%. This was a result of the following:

•                  Increased headcount for development staff.

•                  In 2003 a significant amount of R&D payroll costs were being capitalized as development costs for the HyperTunnel™ product that was released in January 2004. No capitalization of R&D payroll or other development costs occurred in 2004.

•                  A $60,000 expense for third party software relating to the HyperTunnel™ product.

•                  The establishment of a formal Product Management function in 2004.

R&D costs for the three months ended September 30, 2004 compared to the same period for 2003 were higher by approximately $220,000 for most of the same reasons as described above for the nine-month period comparison.

Amortization of Capitalized Software: This category represents the write-off of previously capitalized software development costs; it includes the same types of expense categories as in R&D costs above.

The reduction in both the nine- and three-month periods are the result of a significant portion of previously capitalized development costs becoming fully amortized in 2003. Even though we did launch HyperTunnel™ in January 2004, and therefore commenced amortization (over 5 years the estimated useful life), this did not offset the larger amounts that had been incurred for the development of HyperWeb™. In 2003 our average monthly amortization was approximately $18,000 per month while in 2004 it is approximately $10,000 per month.

Customer Support Costs:  This expense category includes personnel costs that relate to pre- and post-sales support of our products. All of our support resources are currently based in our metro-Denver office. Currently our staff works varying shifts to meet support requirements from different time zones. Their roles primarily cover pre-sales support including assisting customers taking evaluation tests, customer support under maintenance agreements and other post sale technical support, telephone/web support, and providing access to all software updates and upgrades.

The increase in both the nine- and three-month periods is a result of our adding an additional customer service resource during 2004. This is to support additional pre-sale evaluation testing, increase the level of contact with customers (which has resulted in a higher level of maintenance renewals) and support customers and prospects in disbursed time zones around the world.

Marketing & Sales:  Through March 2004 our approach has been comprised of:

•                  Targeted sales efforts through referral partners at enterprises with a focus on reaching the information technology organization responsible for the performance of mission-critical applications and maintenance of network performance.

•                  Maintaining a website and agreements with the Google and Yahoo! keyword search engines that direct those who are curious about compression and acceleration solutions to our website.

•                  Attending a limited number of conferences and conducting limited public relations.

•                  Engaging a handful of Colorado-based employees and consultants and a single United Kingdom-based agent to facilitate sales efforts.

In March 2004, we hired a new executive to be responsible for Marketing & Sales; her plans and achievements are documented above.

In the nine- and three-months ended September 30, 2004 compared to the same 2003 period, we increased expenditures 7% (to approximately $500,000) and 234% respectively. The three months ending September 30, 2003 had particularly low expenditures primarily due to zero agent or consultant costs and the reduction to only two full-time employees. Expenses in 2004 reflect the additional payroll costs of our new sales executive and senior sales staff as well as a modest increase compared to 2003 in various marketing initiatives including a white paper and attendance at various ISP conferences.

General & Administrative Expenses:  General and administrative (“G&A”) expenses consist primarily of employee compensation for executives and administrative personnel, office costs such as telecommunications, legal and accounting fees, rent and depreciation.  We have capitalized costs relating to the IPO and as such they are not included in this category.

For the nine months ended September 30, 2004 compared to the same period in 2003, G&A was higher by $255,000. This was due to the following:

•                  In 2003 our Founder acted as Chairman and CEO. In October 2003, the positions were split and we hired a new Chief Executive Officer. The Founder became our Chairman and reduced his compensation. This resulted in a net additional compensation expense of approximately $266,000.

•                  In 2004 we also hired a new Chief Financial Officer. In 2003 we had a CFO for part of the year and a part-time Controller for the remainder. Due to our financing and IPO plans we incurred a higher level of compensation for our new CFO. This resulted in additional compensation expense of approximately $42,000.

•                  Offsetting these increases were lower amounts spent on consultants in the amount of $25,000 and eliminating a Human Resources manager that saved $24,000.

The increase of $177,000 in the third quarter of 2004 compared to the same period in 2003 was attributable to the same factors as discussed above under the nine-month’s ending September 30 explanation.

We expect to incur greater administrative costs in the future as we are now a public reporting company and we must now comply with recently enacted laws and regulations affecting public companies, including increased accounting and legal fees, complying with the provisions of the Sarbanes-Oxley Act of 2002 and other current and future rules and regulations required by the SEC, the American Stock Exchange and the Financial Accounting Standards Board (FASB). In addition, we will have greater costs related to the addition of an Audit and Corporate Governance Committee and certain types of insurance policies linked to being a public company. There may be other additional costs, which could be substantial, as a result of the Company having become a public entity.

General and administrative expenses represented disproportionate percentages of our revenues. If we are successful in implementing our sales and marketing plan, our general and administrative expenses should continue to decline as a percentage of revenue.

Interest Expense: We incurred interest expense on loans from convertible and other debt, a loan from our Founder, imputed interest on warrants issued in connection with debt offerings, imputed interest on the conversion feature of our debt, a note payable to RCI, credit card /late fees and line of credit costs. The interest charge was higher in 2004 for both periods due to the higher amount of debt outstanding, the increased number of issuances and the imputed interest recorded on warrants issued and on debt with conversion features below fair value.

In the nine months ended September 30, 2004 compared to the same 2003 period, interest was higher by $606,000 due to:

•                  A greater amount attributable to bridge loan interest and loan issuance fees of $73,000.

•                  A greater amount attributable to imputed interest on warrants issued in conjunction with debt issuances of $367,000.

•                  Imputed interest recorded on debt issued with conversion features below fair value in the amount of $199,000.

•                  These increases are offset by interest expense of $22,000 in 2003 attributable to the RCI debt.

In the three months ended September 30, 2004 compared to same 2003 period, interest was higher by $211,000 due to the reasons mentioned above.

Gain on settlement of RCI note:  We purchased certain assets from Remote Communications, Inc. (RCI) in March 2001. The purchase price (net, after certain liabilities from RCI, was paid by us in the form of a promissory note upon closing of the transaction) was $353,000 to be paid in March 2004.

In March 2004, we settled the amount owed to RCI regarding the initial purchase of assets in 2001. Under our settlement, we agreed to pay RCI $42,500 as settlement in full for all liabilities owing and any claims due under our purchase agreement. Accordingly, in the financial statements for the quarter ended March 31, 2004, we reduced the value of the note payable to RCI to $42,500, reversed the previously accrued compensation to RCI officers and recorded a gain on the settlement of this liability in the amount of $441,000.

Income taxes:  We make no provision for income taxes because since inception we have not been profitable. We have a net operating loss carry-forward available to offset future federal and state income tax expenses to an amount that approximates our accumulated deficits. Our net operating loss carry-forward will expire in varying amounts from 2021 to 2023. The utilization of the net operating loss carry-forward as an offset to future taxable income is subject to the limitations under U.S. federal income tax laws. One such limitation is imposed where there is a greater than 50% change in ownership of our Company.

Off Balance Sheet Transactions

We are not party to any off balance sheet transactions. We have no subsidiaries or equity ownership in any other entity. We have no guarantees or obligations other than those, which arise out of normal business operations with customers, i.e., a sale of software, which is covered by customer agreements limiting, in part, our liability.

Corporate Group and Segment Information

We are not, and never have been, part of any corporate group. We do not have segment information because all of our activities are devoted to the development and sale of software. We have no discontinued operations.

Use of Estimates and Critical Accounting Policies

This discussion and analysis of the financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In order to prepare these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the valuation of long-lived assets; valuation allowances including sales return reserves, allowances for doubtful accounts and other liabilities, such as product warranty reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

Actual results may differ from these estimates under different assumptions or conditions. Our use of estimates and critical accounting policies are described in more detail in the notes to our financial statements and in the Prospectus dated September 30, 2004. There have been no changes to the accounting policies described in that prospectus during the quarter ended September 30, 2004.

Liquidity and Capital Resources

Since inception we have financed our operations through the private placements of equity securities, convertible debt, loans from our Founder and other members of our Board of Directors, a loan from RCI for the acquisition of RCI’s assets, short-term loans, partial payment of various consultants and employees with stock and /or options as part compensation for their services and, to a lesser extent, a line of credit.

As of September 30, 2004, our existing cash resources were insufficient to execute our business plan. We did, however, raise net proceeds of $7 million from our IPO, as discussed in the Subsequent Events footnote of the financial statements. Currently, our working capital requirements exceed our ability to generate sufficient revenues to fund operations. Based on our current business plan and known business conditions, we believe that the funds received in the IPO are sufficient to fund operations for the next 12 months.

During the nine months ended September 30, 2004 we raised $1.92 million as follows:

•                  $50,000 in a short-term loan from a single individual.

•                  $1.2 million in February to April 2004 in our 2004 convertible debt offering. Of this amount $155,000 converted to equity on September 30, 2004.

•                  In August 2004 we raised $400,000 in additional bridge loans for working capital and general corporate purposes. These bridge loans were raised from our Founder, CEO and members of our Board of Directors.

•                  $227,000 was received from the exercise of warrants and options between July and September 2004.

•                  We issued $43,000 in Series A preferred stock in January 2004, which converted into common stock on September 30, 2004.

As detailed in the Prospectus dated September 30, 2004, and in the financial statements above; our Founder, all Series A Preferred Shareholders and all remaining convertible note holders from debt raised prior to 2004 and certain 2004 convertible note holders converted their holdings to equity on September 30, 2004.

We had cash and cash equivalents of $27,000 at December 31, 2003. This and the $1.92 million cash raised from investing activities, described above, was used as follows:

•                  Repay old debt in the amount of $83,000.

•                  Purchase property and equipment in the amount of $52,000.

•                  Fund operations for the nine months ended September 30, 2004 in the amount of $1.7 million being the cash loss from operations for the nine-month period.

This leaves cash balance on hand of $109,000 at September 30, 2004.

The gross proceeds received from the offering in October 2004 were $9.9 million. Underwriters deducted 8.5% of proceeds for their discount and 3% in allowable expenses. We incurred $1.6 million in other expenses related to the IPO. This leaves us with net proceeds of $7 million.

The following table summarizes our contractual and lease obligations at September 30, 2004:

	Total	9/30/2005	9/30/2006	9/30/2007
Office Lease	$131,773	$93,016	$38,757	$—
Software Lease	$10,550	$10,550	$—	$—
Operating Leases	$684	$684	$—	$—
Line-of-Credit	$95,500	$95,500	none	none
Due to Related Party	$57,051	$57,051	none	none
Notes Payable	$1,370,178	$945,178	$425,000	none
	$1,665,736	$1,201,979	$463,757	$—

The operating leases are for office equipment and the software lease is for Siebel Systems, Inc. software. The office lease for our corporate office expires in February 2006 and is based on a fixed annual fee of $14 per square foot payable in equal monthly installments.

We have entered into employment agreements with certain members of our senior management team including our Chairman, Chief Executive Officer and Vice President of Development. These agreements bear standard employment terms and conditions. Only our Chief Executive Officer earns a guaranteed bonus based on continued employment. As of September 30, 2004, he has been paid his guaranteed 2004 bonus for that period.  The minimum amounts are not accrued, as they are based on continued employment and therefore no employment related amounts are included in the table above.

ITEM 3.  CONTROLS AND PROCEDURES

We have performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. Other than the additional controls, which serve to enhance internal controls over financial reporting, implemented by virtue of becoming a public company, there have been no changes in our internal control over financial reporting during the three months ending September 30, 2004 that have materially affected, or is reasonably likely to have had a material affect on our internal controls over financial reporting.The enhanced controls over financial reporting include the:

•       Creation of a Code of Ethics for Senior officers.

•       Establishment of an independent Audit and Corporate Governance Committee.

•       Engagement of independent auditors to perform certain procedures with respect to each quarter-end report.

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and management’s duties require it to make it best judgment in evaluating the cost-benefit relationship of potential controls and procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)     All shareholder transactions during the quarter ended September 30, 2004 include:

•                  95,580 shares issued on July 15 and September 30 for certain 2002/2003 convertible debt holders who converted $334,533 of principal and accrued interest into equity.

•                  43,206 shares issued with respect to warrant exercised for $164,813.

•                  18,887 options exercised for $62,500.

•                  7,444 shares issues for $33,200 in compensation for two employees.

•                  21,429 shares issued to our Founder for converting $75,000 of his loan to the Company.

•                  47,148 shares issued to certain 2004 convertible note holders who elected to convert $165,016 in principal and interest on September 30, 2004.

•                  241,827 shares issued to Series A Preferred Shareholders for $1,057,933 in face value and accrued preferred dividends on September 30, 2004.

Of the amounts listed above, only the second and third items raised new funds for the Company. All of the other items converted various types of debt to equity; these were monies raised to fund operations since inception. The $227,310 raised from the exercise of warrants and stock options was used to fund operations in 2004 prior to the completion of the IPO.

b)    The Securities and Exchange Commission declared our registration statement, filed on Form SB-2 under the Securities Act of 1933 in connection with the initial public offering of our units (one share of common stock, no par value, and two warrants) effective on September 30, 2004. The underwriters were Capital Growth Financial, LLC and Pali Capital.

Our initial public offering commenced on October 1, 2004. All 1,800,000 units registered under the Registration Statement, were sold to underwriters at a unit price of $5.50 per unit at the closing October 6, 2004. All of the units were sold by us and there were no selling shareholders in the offering.

The aggregate gross proceeds from the shares of the units sold were $9.9 million. The aggregate net proceeds to us were $8.6 million after deducting $1.3 million in underwriting discounts and expenses. From these net proceeds we paid $1.6 million in other costs incurred in connection with the offering. This results in proceeds after deducting all IPO expenses of $7 million.

Since receipt of these proceeds, we have repaid approximately $550,000 in debt, as described in the “Use of Proceeds” section of the Prospectus.

We have granted the underwriters an option, exercisable for 45 days after the date of the IPO, to purchase up to 270,000 additional units solely to cover over-allotments, if any, at the same price as the initial units offered. If the underwriters fully exercise the over-allotment option, the additional proceeds will be $1.485 million before underwriting discounts and allowable expenses and $1.359 million after such expenses.

c)     N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 – Certification of Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification of Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HyperSpace Communications, Inc.

Date: November 12, 2004	/s/ Mark Endry
Mark Endry
President and CEO

Date: November 12, 2004	/s/ Mark Pougnet
Mark Pougnet
Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1 – Certification of Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification of Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.