Form 10KSB
period 2004-12-31
HyperSpace Communications, Inc.
filed 2005-03-31
CIK 1289871

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to
Commission file number 0-115404

HYPERSPACE COMMUNICATIONS, INC.

(Name of Small Business Issuer in Its Charter)

Colorado	84-1577562
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8480 E. Orchard Rd, Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

(303) 566-6500
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
Common Stock, no par value: American Stock Exchange
Warrants to Purchase Common Stock: American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months), and (2) has been subject to such filing requirements for the past 90 days.  ☒YES   ☐  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State the issuer’s revenues for its most recent fiscal year: $457,850.

As of March 24, 2005, 3,732,429 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by non-affiliates was approximately $10.93 million.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format:   ☐ YES  ☒ NO

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot be assured that such expectations will occur. Our actual future performance could differ materially from such statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see the “Risk Factors” section of this Annual Report. These forward-looking statements apply only as of the date of this report; as such, they should not be unduly relied upon for current circumstances.  Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

PART I

Item 1. DESCRIPTION OF BUSINESS

Company Overview

We develop, produce, and market worldwide network acceleration and data compression software. We offer two software products. Our initial software product HyperWeb™, was introduced in late 2001. In January 2004, we introduced our second product, HyperTunnel™. These software products address the growing need for real-time application acceleration and improved business communications over wired and wireless networks. Our mission is to make purchasers of our products more efficient by increasing the performance of their internal and external mission-critical applications through deployment of network application acceleration software that is cost effective, easy to use and easy to install.

As described below, we are preparing to engage in a merger that, if consummated, would result in us acquiring 100% of the outstanding equity interest  of GTG PC Holdings, LLC., the parent of MPC Computers, LLC,  or MPC. MPC is a provider of computing solutions to customers in the federal government, state and local government and education and mid-market enterprise markets offering a broad range of customized computing products and services, including hardware, software and related information technology (IT) consultative services.

Background

We are a Colorado-based software company that was formed in 2001. We completed an initial public offering, or “IPO” in October 2004. We raised approximately $7.1 million after offering costs and expenses.

Network acceleration and data compression, our current business with HyperWeb™ and HyperTunnel™, is a subset of the software industry. Historically our direct competition in this space came from a small number of larger competitors and several small, private companies. Many of these companies sold their solutions as a bundled hardware and software solution while we focused on software only. In late 2004 and early 2005 several of these companies merged. As a result, we view the industry as one in transition.

From inception through to our initial public offering we generated sales largely through customers who found us on the Internet or through word-of-mouth and personal relationships.

During 2004, we hired new sales leadership and began to develop and implement a new strategic sales and marketing strategy. Our sales and marketing strategy changed from one in which we sold directly to individual organizations to one which involves seeking partners and distributors to sell our product included in their own. Since our sales and marketing strategy is in a transitional stage we focus on basic success metrics, such as revenue growth, expense management and achieving business plan milestones.

2004 Activity

During 2004

•                  We transitioned into a publicly traded company with our October 2004 IPO.

•                  We launched our second product, HyperTunnel™ and released several product improvements for both products.

•                  We developed and started implementation of a new sales and marketing strategy.

•                  We closed two Partner/OEM deals that are directly in line with our new strategy, but are not yet providing significant revenue.

•                  We launched our merger and acquisition effort.

Our activities were not successful in:

•                  Achieving revenue and profitability targets.

•                  Establishing a strong presence for HyperTunnel™ in the market.

Each of these items is described below.

Corporate Improvements

We spent a substantial portion of time between March and October preparing for our IPO and completing the transaction. During 2004 we transitioned the company from a private company to a publicly traded one. This involved upgrading, documenting and implementing new controls and procedures as required by the Securities and Exchange Commission, or SEC, the American Stock Exchange, or Amex, rules and the Sarbanes-Oxley Act of 2002. We also created an Audit and Corporate Governance Committee and a Compensation Committee in compliance with SEC and AMEX requirements. In this regard, with our limited resources we had a single non-cash Material Weakness as defined by the Sarbanes Oxley act of 2002 which related to a non-cash financial input error in the Black-Scholes valuation calculation for options issued to certain contractors during the fourth quarter of 2004. This is more fully explained in Item 8A.

Product Improvements

In early 2004 we launched our second product, HyperTunnel™. HyperTunnel™ provides bi-directional acceleration for wide area networks, web traffic, images, network applications such as Microsoft® Outlook, and client server applications.

During 2004, we completed significant product enhancements for the HyperTunnel™ product. The new enhancements, some of which were completed as late as December 2004, further improve the performance, scalability, applicability and reliability of our software-based approach to acceleration of branch office and remote and mobile user application traffic. Scalability testing was completed in late 2004 by an external testing organization. This testing helped us identify and, by late December, eliminate some product bugs and establish server configuration parameters that we believe will help improve the success rate of product evaluations.

During 2004 we also made improvements to the HyperWeb™ product.

Sales and Marketing Strategy

In 2004, we hired a new Chief Operating Officer to manage our sales and marketing function. Our efforts on sales and marketing initiatives have not yet produced the desired results. We expect to make major changes in this area during the coming year.

New Partner/OEM Channel Agreements Signed

In October 2004, we announced an OEM agreement with Xaffire Inc®, a provider of live Web session capture and playback technology. This agreement enables Xaffire to sell and distribute a new, integrated version of HyperSpace’s HyperWeb™ software with its Xfire™ Web application management tools.

The HyperWeb™ capability extends Xfire’s content capture and replay functionality to  a broad range of Web server and operating system environments, including Microsoft® IIS™ 6 and Sun® Server iPlanet™, and gives customers the option to purchase HyperWeb™’s data compression and acceleration capabilities. Xaffire expects to begin customer trials of this combined solution in early 2005. To date we have not recorded any material revenue from this relationship.

In December 2004, we announced a reseller agreement with iDirect Technologies, Inc., or iDirect, a company that designs, develops, and markets satellite-based broadband access solutions targeted at the enterprise, government, carrier and educational sectors, that need fast, flexible, and geographically dispersed two-way internet/intranet access. We have granted iDirect certain exclusivity to sell HyperWeb™ in the satellite space. In order for iDirect to maintain certain exclusivity rights, it will have to generate a minimum of $900,000 in sales of HyperWeb™, measured at periodic intervals, over the two year term of the agreement, less than half of which is required during the first year.  IDirect placed an initial order under the contract in December 2004.

Under terms of the agreement, iDirect will deploy HyperWeb™ in the satellite broadband access market space.  HyperWeb™ will be part of a bundled service package offered iDirect’s customers seeking to accelerate their downloads. We have trained iDirect’s sales staff and we are currently in the pilot phase with certain iDirect customers.

Merger & Acquisition Growth Strategy

We believe that there is a growing trend in IT whereby buyers seek to purchase more of the overall technology solution from a single provider. We believe that sales of our product depend on a combination with another entity that has an established customer base and proven sales channels. We believe that including our product with other technology products will provide a greater overall technology solution and the greatest opportunity to grow our revenues and profitability in the short-term.

Our initial plans for mergers and acquisitions focused on smaller acquisitions of companies offering complementary products. As we started to pursue those companies we found them to be early stage venture backed companies that faced challenges including negative cash flow, minimal revenue, and balance sheet liquidity constraints. As a result of these findings we adjusted our plans to rule out companies with those challenges focusing on larger more established companies.

Proposed Acquisition of MPC Computers, LLC. (“MPC”)

On March 21, 2005 we, along with Gores Technology Group, LLC, or Gores, and MPC Computers, LLC, or MPC announced the execution of an Agreement and Plan of Merger dated as of March 20, 2005 by and among HyperSpace, Spud Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of ours, GTG PC Holdings, LLC, a Delaware limited liability company and GTG-Micron Holding Company, LLC.  MPC is the wholly owned subsidiary of GTG PC Holdings, LLC.

Under the terms of the Agreement and plan of merger which has been approved by the majority of our Board of Directors, Spud Acquisition Corp. will merge with and into GTG PC Holdings, LLC, with GTG PC Holdings, LLC surviving the merger and becoming a wholly owned subsidiary of ours.

As consideration, we will issue an aggregate of 4.3 million shares of our no par value common stock plus warrants to purchase 5 million shares of common stock at an exercise price of $3.00 per share and warrants to purchase 1.5 million shares of common stock at an exercise price of $5.50 per share. Approximately 15% of these shares and warrants will be retained by us and reserved for future distribution by us to MPC management as part of an overall incentive plan. After the consummation of the transaction, our existing shareholders will own approximately 51% of outstanding common stock of the combined entity.

Consummation of the transactions contemplated by the Agreement is conditioned upon (1) approval by our shareholders and the members of GTG-Micron Holding Company LLC, (2) the receipt of all required regulatory approvals, (3) the filing of an amendment to the our Articles of Incorporation authorizing shares of Common Stock sufficient to complete the merger and (4) various other conditions set forth in the Agreement. Additionally, we, GTG-Micron Holding Company LLC and certain of our officers and directors will enter into a Registration Rights Agreement upon the consummation of the merger. While it is anticipated that the transaction will be completed in May or June 2005, the Agreement terminates if the Merger is not completed by September 30, 2005. In the event of a termination of the Merger Agreement under certain circumstances, we or GTG-Micron Holding Company, LLC may be required to pay the other a termination fee as set forth in the Agreement.

If this merger with MPC closes, the nature of our business and our sales and marketing strategy will change. A significant change will be that we expect to bundle some of our products with those of MPC so that our software solutions will be offered as part of the hardware purchase. We expect to continue to focus on our OEM/Partner strategy where our software solution is built into the offering of OEMs and partners. We expect to continue to sell our software only solutions as we do today to general prospects and MPC’s installed base of customers.

For more information regarding the proposed merger, please refer to the proxy statement which will be filed with the United States Securities and Exchange Commission, or SEC. This proxy statement will contain important information about the proposed merger. These materials are not yet completed. Our investors and security holders are urged to read the proxy statement when filed, and any other relevant materials filed by us, because they will contain, important information about the proposed merger. The preliminary materials, when they become available, may be obtained for free at the SEC’s website at www.sec.gov. In addition, the documents filed with the SEC by us may be obtained free of charge from our website at www.ehyperspace.com.

Revenue Targets

We did not achieve our revenue and profitability goals during 2004 and expect to face challenges achieving revenue and earning goals in early 2005 with HyperWeb™ and HyperTunnel™.

We had limited funds prior to the IPO. Marketing and sales initiatives could not be started until after completion of the IPO in the fourth quarter of 2004. During this time many of our competitors were expanding their sales and marketing efforts. The competitors appeared in a number of technology industry analyst reports and were very active in establishing offices internationally. We did not respond to our competitors due to our working capital constraints.

Scalability testing of HyperTunnel™ was delayed until completion of the IPO so we did not have server configuration parameters to improve the success of various prospects HyperTunnel™ evaluation tests until late December. Several evaluation tests failed as we tried to establish server configuration parameters during the evaluation, which resulted in several prospective customers abandoning their interest in HyperTunnel™.

While engaging new agents and partners and hiring new sales employees, we have experienced long lead times before they become productive. Some of the employees, agents and partners failed to produce the desired results and we terminated our relationship with them after a reasonable ramp up period.

Early recommendations from our outsourced marketing group that resulted in an outbound telemarketing campaign into certain market segments did not generate sufficient leads to deliver the intended results.

We were late to enter the North America ISP market. The ISP market in North America was saturated by a few larger competitors. We did make progress in the international ISP market, but it is difficult to aggressively pursue that approach without an international location. We have decided to limit our investment of sales and marketing resources in the ISP market.

Our Business and Technology

Our HyperWeb™ and HyperTunnel™ software products speed up the delivery of information over computer networks (including the Internet, wireless, broadband, private and dial-up networks). By speeding up the delivery of information over networks, we accelerate the applications running on networked computers. Accelerating the applications allows the users of the applications to get more work done in a shorter period of time, and, in some instances, can even allow a company to deploy slower, lower cost, communication circuits between computers on the network (i.e., reduce bandwidth requirements), reducing monthly bandwidth expenses. Further, our software products allow companies to deploy business applications over network connections that, without our software, would otherwise be too slow to support effectively the business applications deployed.

HyperWeb™ and HyperTunnel™ are targeted at the following opportunities:

•                  e-commerce websites;

•                  Businesses or organizations with multiple locations;

•                  Operation of applications delivered via web servers (such as SFA, CRM, financial applications and Enterprise Resource Planning, or ERP, applications) that place heavy demands on the networks that connect the applications;

•                  Businesses with mobile and distributed/home workers who need fast access to email and mission-critical applications;

•                  Providers of network and application services to others, including Internet service providers, or ISPs, hosting companies, online entertainment and media companies, outsourcing companies and remote access service providers;

•                  Independent software vendors in need of a bundled solution to accelerate their network based applications;

•                  Businesses operating in rural areas or countries where high-speed networks are difficult to obtain and/or expensive; and

•                  Service Providers in need of a bundled solution to accommodate their services.

We are subject to a rapidly changing technological environment. While our current products are in operation and being used by customers, we will need to continue to expand these offerings to stay competitive and differentiate ourselves from our competitors. Our ability to keep current with the demands of technology is critical to our success. Our products must work, and provide noticeable benefits during a test phase inside each prospect customer’s network. Networks are very complex environments causing us to experience some difficulty with the integration of HyperTunnel™ into some networks during evaluations. We believe we have eliminated many of the challenges with software and configuration changes based on early experiences. We plan to continue to invest in research and development activities to enhance existing products in response to customer demands.

We do not require governmental approval for our current products other than obtaining approval from the US Department of Commerce for the export of our software products internationally. There are no known existing or probable governmental regulations that may have a significant impact on our business. We do not incur material amounts of time complying with environmental laws.

Network Acceleration Market Competition

The markets for our products are competitive and subject to change. We track and categorize competitors in three distinct markets: (1) web-based applications; (2) networked applications (including networked client/server applications, WAN optimization, WAN acceleration, LAN-to-LAN acceleration); and (3) ISPs. We originally experienced competition for our products from the following categories:

•                  Other acceleration products,

•                  ISP specific acceleration solutions,

•                  The software products that our products are designed to enhance,

•                  The computer operating systems,

•                  Routing technologies, and

•                  Network bandwidth availability and the difficulty of procurement.

Marketing research done in the fourth quarter of 2004 expanded the categories to include:

•                  Edge caching solutions,

•                  Delta cache encoding solutions,

•                  Protocol optimization solutions,

•                  Infrastructure access solutions including Citrix and VPN providers, and

•                  Open-source projects.

Intellectual Property

We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality agreements and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We have two issued U.S. patents and two published U.S. patent applications.  Currently, none of our technology is patented in Europe or the Asia/Pacific region. In March of 2003 we filed certain international applications, which will extend, through the 3rd quarter of 2005, our ability to file foreign regional or foreign national applications to obtain patent protection in European Union countries for our issued U.S. patents. We cannot assure you that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that competitors will not independently develop similar technologies.

Employees and Facilities

All of our 13 employees and contractors are currently located at our corporate headquarters in Greenwood Village, Colorado. We lease 6,644 square feet at an annual rate of $93,016, which expires in February 2006. All of our operations, including customer support, software engineering and administration take place there. We have no other owned or leased locations. All non-Colorado-based sales agents operate out of facilities not owned or leased by us.

Any additional employees are expected to be located at our corporate headquarters. Our employees are not represented by any collective bargaining agreements with respect to their employment. We do not foresee any unusual challenges in adding to our employee base. Other than certain testing and quality assurance, we do not outsource any of our software development. We will continue to evaluate this practice and, if circumstances or economic factors change, we may outsource portions of our software development in the future. The Company does not expect to hire any non-US employees during 2005.

During 2004, we adopted a 401(k) plan. Participation in the 401(k) is available to all employees. The Company may make discretionary contributions to the 401(k). In 2004, we made a voluntary contribution of $6,800 to the 401(k) plan on behalf employees, none of whom were officers.

Dependence on Major Customers

Historically we have been subject to the risks of concentration of credit risk in a few customers at any point in time because of large individual sales and therefore large receivables to a relatively small number of customers. As sales and the number of customers increase, we expect that the credit concentration risk will be reduced.

In regard to overall revenues, during 2003, we had three customers that accounted for approximately 32% of total revenues and in 2004, our largest three customers accounted for 28% of our revenues. While we seek to expand sales volume to existing customers by increasing the size of existing license agreements, consummating sales for additional applications to current customers and selling to other divisions within the same customer, we are not dependent on this strategy alone.

Since inception, we have recorded about two-thirds of our revenues from sales made to U.S. based organizations. We expect this percentage to change. Within the next 12 months, we may see increased revenues coming from non-U.S.-based organizations. In 2004, 46% of our revenues were to non-US based buyers (36% in 2003). For non-US revenues, we do not believe that we are dependent on any single country.

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors, and other information contained in this annual report, including our financial statements and the related notes thereto. Described below are the principal risks that we expect to face, however they are not the only risks we may face. Additional risks and uncertainties that we do not presently know about, or have not yet identified, may also adversely affect our business. Our business, operating results and financial condition could be seriously harmed and you could lose your entire investment by the occurrence of any of the following risks, or by unforeseen risks not listed below.

Risks Related to Our Company

Since inception we have incurred losses, and we will incur losses in the future. This raises doubts about our ability to continue as a going concern in the long term, could impede our growth, and may cause you to lose the value of your investment.

In 2003 we had revenues of $983,219 and incurred net losses available to common shareholders of $1,854,412; and in 2004 we had revenues of $457,850 and net losses available to common shareholders of $3,193,343 after reflecting a gain of $440,999 on the settlement of a note payable and accrued compensation to Remote Communications, Inc.

Our revenue fell from 2003 to 2004 by more than 50%. While we believe that this was impacted by the reasons described above (i.e. time and effort spent on the IPO, launch of a new product line and a change in marketing and sales strategies) we may not be able to continue to grow our revenues as we did from inception in 2001 to 2002 and then again from 2002 to 2003.

As of December 31, 2004, we had an accumulated operating deficit of approximately $7. 1 million (net of a $1.2 million required accounting adjustment as a result of termination of our subchapter S corporation status, therefore actual losses of $8.4 million since inception). We expect to continue to incur losses for the foreseeable future.

We need additional capital to continue operations and to execute on our business plan. Such additional capital may not be available and you could lose the value of your investment.

We are not able to fund our operations from cash generated by our business, and we do not expect to be able to do so in the near future. We have principally financed our operations through the private placement of shares of our common and preferred stock, debt and our IPO in October 2004. If we fail to generate sufficient revenues and cash flow to fund operations, our growth will be limited, unless we are able to obtain additional capital through equity or debt financings. Our inability to grow revenues substantially reduces our chances of attaining profitability.

We believe that our existing capital resources will enable us to maintain our current operations through 2005. However, we may be required to raise additional funds due to the slower revenue growth we are currently experiencing, needs that may arise due to pursuing our inorganic growth strategy or other unforeseen circumstances. If our working capital requirements vary from those currently planned, we will require additional financing sooner than anticipated. A future financing may not be available in sufficient amounts or on terms acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may be forced to liquidate and you will lose your entire investment. Moreover, it is conceivable that such funds, if received, will not be adequate for us to fund our future growth, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures.

Raising additional capital will substantially dilute existing shareholders.

If we are able to raise additional funds through the sale of equity or convertible securities, the financing will likely be dilutive to existing shareholders.

Our limited history of product sales and the unsuccessful launch of our new sales and marketing strategy make it difficult to evaluate our prospects and the merits of investing in our securities.

We began our business in early 2001. For approximately one year, we were primarily engaged in the research and development of our initial product, HyperWeb™, which was our only product until January 2004 when we commercially released HyperTunnel™, which has no meaningful sales to date. In 2004 we changed our sales and marketing strategy which did not produced intended results. We have a limited amount of sales and financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges of attempting to introduce new products and strategies in changing markets.  We may not address these risks, and our sales and marketing strategy may not prove to be successful. If we are not successful, you will lose all of your investment.

Sales of HyperWeb™, the product that constitutes substantially all of our sales to date, may decrease over time thereby decreasing our revenues from such sales, which may increase our net loss and shareholders’ deficit.

Several of our direct and indirect competitors have developed or are developing technologies that perform similar functions to HyperWeb™, which accounts for substantially all of our revenues to date. Due to the increasing numbers of competitors with large amounts to spend on sales and marketing, competitors who are offering a greater breadth of solutions to buyers the market for our HyperWeb™ product may decrease over time, be subject to increased price competition, and/or possibly obsolescence.

If HyperTunnel™ does not generate sufficient sales, then our business may fail and you may lose the value of your investment.

HyperTunnel™ was released in January 2004 and has generated no meaningful revenue to date. Although we believe HyperTunnel™ addresses customer needs, our expected revenue growth has not occurred. The revenues generated from HyperTunnel™ in 2004 were less than expected due to many reasons including: our inability to support it with an appropriate marketing budget, our experiencing some difficulty with the integration of HyperTunnel™ into complex networks during evaluations and it has proven to be more complex for potential customers to evaluate during the test/evaluation phase than HyperWeb™. Based on our early experiences we believe we have resolved most of these challenges. HyperWeb™ customers have not yet made any purchases of HyperTunnel™ and we cannot assure you that they will be interested in purchasing HyperTunnel™. We cannot assure you that our current and prospective customers will perceive HyperTunnel™ as adequately addressing their needs or that the demand for HyperTunnel™ will generate revenue sufficient to meet our operating expenses or fund our future operations.

Any mergers or acquisitions we consummate could result in dilution to our existing shareholders and could be difficult to integrate which could cause difficulties in managing our business, resulting in a decrease in the value of your investment.

Evaluating acquisition targets is difficult and acquiring other businesses involves risk. Consummation of a transaction whereby businesses are acquired or merged is difficult and high proportions of such transactions are unsuccessful or fail to reach their goals.

As an organization, we do not have experience in acquiring, merging companies or the integration that follows a transaction. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. Any of these transactions would be material to our financial condition and results of operations. In pursuing this strategy, we are subject to a number of risks, including the following:

•                  difficulty in integrating operations and retaining acquired personnel;

•                  overvaluation of assets or business potential;

•                  discovery of liabilities not known at the time a transaction is consummated;

•                  inability to realize any business synergies;

•                  limitations on our ability to retain sales and distribution channels and customers;

•                  diversion of management’s attention and disruption of our ongoing business;

•                  limitations on our ability to incorporate acquired technology and rights into our product and service offerings and maintain uniform standards, controls, procedures and policies,

•                  the need to implement or remediate controls, procedures and policies appropriate for being a public company at companies that prior to the acquisition lacked these controls, procedures and policies,

•                  diversion of management time and focus from operating our business to acquisition integration challenges, and

•                  the need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management

In addition, any foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Also, the anticipated benefit of many of our acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

We have entered into an agreement to merge with the parent company of MPC Computers, LLC. If we do not consummate this merger, we may experience a drop in the price of our stock and we will have consumed a large amount of our senior management’s time and incurred significant costs.

As described above, we have entered into an agreement to merge with the parent company of MPC Computers, LLC. Certain members of our senior management team have spent a large amount of time on the pending merger. We have also incurred certain fixed costs which will have to be settled regardless of the consummation of the merger. Even though there is a break-up fee which may be payable to us in certain circumstances, it is highly probable that we will have done significant harm to our business and reputation if the merger is not consummated. If this occurs the price of our stock will likely drop, and it will be very difficult to continue to function as a viable entity.

We have recently implemented a new sales and marketing strategy that has not yet proved to be successful. We currently have a limited active distribution system in place and if we do not expand our sales and distribution capabilities, then we will not be able to achieve revenue growth.

We can no longer rely on reacting to customers who actively seek data compression and application acceleration solutions to sell our products. We must expand our product offering and/or expand our direct and indirect sales and distribution efforts in order to increase our sales. Our efforts so far, and our new sales team, have not been successful achieving revenue goals associated with the new strategy. We might not be able to build a sales and marketing group or hire and retain personnel with the appropriate experience and talent to build sales and marketing capability. If we are not able to do so, we will not be able to achieve revenue growth.

Although we have added some strategic alliances we may not be able to continue to do so, or additional alliances and relationships may take longer to cultivate than we expect. If so this will impede our revenue growth and could cause the value of your investment to decrease.

We must continue to establish and extend relationships that enable us to sell our products. These include alliances with hardware and software firms, providers of complementary technologies and services, system integrators, IT vendors with existing relationships with buyers, OEM’s, network consultants and resellers, communication service providers and other third-party resellers. Currently we have few substantial strategic alliances, all of which are in the early stages of development and none of which are contributing material revenues. We expect strategic alliances to become a valuable component of our business. Without a number of strategic alliances who sell our products, we may have to devote substantially more of our already limited resources to sales and marketing, and our efforts may not be as effective as those who have such alliances. Our competitors have more resources and have been working with strategic alliances for longer than us. They may offer more favorable terms than us to establish strategic alliances. The better producing alliances may not be available to us. If we fail to develop and maintain these alliances our business and operating results will be harmed because our ability to grow our revenues will suffer, and you may lose your entire investment.

We have indefinitely delayed expansion of our international sales efforts, which may significantly affect our ability to grow revenues.

A material amount of our revenues have historically come from non-US sources. Approximately 46% of our revenues in 2004 came from international sales (in 2003 this was 36%). Most of these international sales came from word-of-mouth or customers who found us after conducting a web search. We cannot rely on such methods to sustain or grow our international sales in the future. We believe that many of our competitors have made large investments in establishing such relationships over the last year. In most cases we have been unable to match such investments. Due to limited resources, our planned international expansion has been delayed indefinitely. We will continue to rely on international customers finding us as the only means to international sales for the foreseeable future. As such, we are likely to face reduced international interest in our product and reduced sales coming from international customers.

If our products do not operate with the wide variety of changing hardware, software application and operating system environments used by our customers, then our prospective customers will not purchase our products.

We currently serve, and for the foreseeable future will serve, a customer base that uses a wide variety of changing computer hardware, software applications and operating systems. Every entity’s network is extremely complex and usually has multiple components, applications, providers and locations. When problems occur, or expected network optimization results are not obtained, it is difficult to identify the source of the problem or the cause. Prospective customers may not allow us to play an active role during the evaluation of our products. When expected network optimization results are not obtained during the testing phase, we usually incur additional sales costs and divert the attention of our engineering personnel from our other product development efforts. While resolving the issue, prospective customers may test competitor products or lose interest in our solution altogether.

Moreover, market acceptance of our products requires that we support a wide variety of hardware, software applications and versions, and operating systems efficiently and cost effectively. Until late October 2004 our HyperTunnel™ product did not support older versions of the Windows operating system. That caused our early attempt to pursue the ISP market to fail. If our products are unable to support the variety of these wired and wireless platforms, software applications and operating systems implemented by our customers and prospective customers, our customers and prospective customers will not purchase our products, our results of operations will be adversely affected and our revenues will be harmed.

The sales cycle for HyperTunnel™ is difficult for us to predict, therefore our quarterly operating results may fluctuate causing volatility in the price of our securities.

To market our HyperTunnel™ software, we often need to educate potential customers regarding the strategic value, use and benefits of our products. This can require significant time and resources from our customers and us. The period between our initial contact with a potential customer and the purchase of our software is unpredictable and subject to delays associated with: devoting appropriate resources to test and evaluate our products, building a business case for their usage, approval, consideration of alternative solutions to their problems and contract negotiation. Our sales cycle varies substantially and appears to be driven in part by the severity of the network speed and congestion difficulties being experienced by our prospective customers. As a result, our quarterly operating results may fluctuate and the trading price of our securities may be volatile.

We rely upon patents, trademarks, copyrights and trade secrets to protect our proprietary rights that we believe give us a competitive advantage, however, such intellectual property protections may not be broad enough, could be successfully challenged and may become useless as competitors independently develop similar technologies. Moreover, we have not filed for patent, copyright or trademark protection in any other jurisdiction besides the U.S. Enforcement of intellectual property rights is expensive and involves a significant amount of management resources, which could decrease our revenues, increase our shareholders’ deficit, and, if we lose, defeat our competitive advantage.

Our ability to compete depends to a significant degree upon the protection of our software and other proprietary technology rights. We may not be able to protect our proprietary technology, and our proprietary rights may not provide us with a meaningful competitive advantage. To protect our proprietary technology, we rely on a combination of patents, trademarks, copyrights, trade secrets and non-disclosure agreements, each of which affords only limited protection. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition. It is possible that:

•                  our pending patent applications may not result in the issuance of patents;

•                  any patents issued to us may not be broad enough to protect our proprietary rights;

•                  any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents;

•                  current and future competitors may independently develop similar technologies, duplicate our products or design around any of our patents; and

•                  former employees, consultants or contractors may violate their confidentiality or non-compete agreements with us leading to a loss of proprietary intellectual property.

In addition, the laws of some foreign countries do not protect our proprietary rights in our products to the same extent as the laws of the U.S. We have only filed for patent and trademark protection in the U.S. We have not filed for protection (patent, trademark, copyright or otherwise) in all jurisdictions where our products are sold. Further, it is possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization. Policing unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and materially harm our business, financial condition and results of operations.

Potential new accounting pronouncements could increase the expenses we report on our financial statements, which would decrease our reported income.

Proposed initiatives could result in changes in accounting rules, including legislative and other proposals. Changes could materially increase the expenses we report under generally accepted accounting principles and adversely affect our operating results.

In December 2004, the FASB issued SFAS 123R “Share-Based Payment,” a revision to FASB No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion NO. 25, and requires public companies to recognize a compensation expense an amount equal to the fair value of share-based payments granted, such as employee stock options. This is based on the grant-date fair value of those instruments. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers such as us, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position. The impact will largely be due to the selection of either the Black-Scholes or the binominal lattice model for valuing options. Regardless of this, we will recognize additional compensation expense, in our Statement of Operations, commencing in the quarter ending March 31, 2006.

We expect that our quarterly financial results will fluctuate and that our quarterly revenues and earnings may not meet our expectations. If our revenues fall below expectations and we are not able to reduce costs quickly, our operating results will suffer and we will use up our cash resources faster than expected which could cause us to cease operations.

Our quarterly revenues are difficult to predict. For every quarter in 2004, our quarterly revenues decreased compared to the corresponding quarter in the prior year and have not met our expectations. Since the IPO, we have been able to reduce certain expected fixed costs as revenues were less than expectations. We will not be able to reduce our costs, or delay making certain expenditures, indefinitely if revenues continue to be below expectations.

The reasons for our revenue uncertainty include but are not limited to:

•                  the lack of success we have experienced from our new sales and marketing endeavors;

•                  our competitors’ ability to offer a broader solution to buyers of application acceleration;

•                  our competitors having stronger sales relationships and significantly larger amounts to spend on sales and marketing;

•                  market acceptance of our newly released product;

•                  lack of predictability in sales generated by agents or through OEM channels;

•                  budget and spending decisions by our customers;

•                  changes in our pricing policies or our competitors’ pricing policies; and

•                  the timing of our sales, including the unpredictability of our sales cycles.

We experience some seasonality in our revenues. Typically, the summer months of July and August and the month of January, after the December and year-end holidays, are very slow for technology sales in North America and Europe. This usually impacts results in the first and third calendar quarters.

Our operating expenses include sales and marketing, research and development, general and administrative expenses and public company costs, are based on our expectations of future revenues over a number of quarters and are, to a large extent, fixed in the short term. If revenues fall below our expectations in a quarter we generally become aware of this after certain expense levels are committed. Quickly reducing our fixed costs is very difficult and in some cases not possible for a number of months. This results in our operating results being negatively impacted for that quarter and a number of future quarters.

If we lose the services of key personnel, such losses could harm our company.

Our business relies heavily on the expertise of our key personnel. We expect to be losing the services of two senior executives in the future. Replacing such executives with new leadership will be challenging and critical to our success or failure in the coming year.

We may not be able to manage our future growth efficiently or profitably, which could decrease our net income, harm our financial condition and decrease our ability to survive.

Our ability to market software and related services and implement our business plan in a rapidly evolving market requires an effective planning and management process including early identification and reaction to trends. Future expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our processes, systems and controls, integrate existing and new personnel and partners and manage expanded operations and relationships. If we do not manage growth properly, it could harm our business, operating results and financial condition.

Our failure to license and integrate third-party technologies could harm our business because we may incur increased costs and experience delays procuring or building replacement technologies.

We may need to license and integrate technologies from third parties, including applications used in our research and development activities, into our products. These technologies may not be available to us on commercially reasonable terms or at all. Our inability to obtain any licenses could delay product development until equivalent technology can be identified, licensed and integrated. This inability in turn would harm our business and operating results. Our use of third-party technologies may expose us to increased risks, including, but not limited to, risks associated with the integration of new technology into our products, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs.

Claims that we infringe upon third parties’ intellectual property rights could be costly to defend or settle, and thus could reduce our income or increase our net loss.

Litigation regarding intellectual property rights is common in the software industry. We expect that software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties may bring claims of infringement against us. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software. Our business, operating results and financial condition could be harmed by a reduction in income or an increase in our net loss if any of these events occurred.

In addition, we have agreed, and may continue to agree in the future, to indemnify certain of our customers against certain claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and such customers against infringement claims. In the event of a claim of infringement, our customers and we may be required to obtain one or more licenses from third parties. We, or our customers, may be unable to obtain necessary licenses from third parties at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition.

We have entered into a co-existence agreement with a third party that is using the HyperSpace mark. Confusion about our names could occur which could tarnish our reputation and reduce our product sales.

We have entered into a co-existence agreement with a third party that is using the HyperSpace mark. However, confusion about our names could occur which could tarnish our reputation and negatively impact our business, including a reduction of product sales.

If the system security of our software is breached, our business and reputation could suffer and you could lose your entire investment.

A fundamental requirement for effective use of our products is the secure transformation and transmission of confidential end-user information. Third parties may attempt to breach the security of our customers. We may be sued for any breach in such security and any breach could harm our customers, our business and our reputation. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation and our business and operating results. Also, computers, including those that utilize our software, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to rectify problems caused by any security breach.

Insurance is expensive and it may be difficult for us to obtain appropriate coverage. If we suffer a significant loss for which we do not have adequate insurance coverage, our income will be reduced or our net loss will increase.

We have obtained insurance coverage for potential risks and liabilities that we deem necessary and which fall within our budget. Insurance companies are becoming more selective about the types of risks they will insure. It is possible that we may:

•                  not be able to get sufficient insurance to meet our needs;

•                  not be able to afford certain types or amounts of coverage;

•                  not have adequate insurance coverage or insure the correct risks we may face;

•                  have to pay insurance premiums at amounts significantly more than anticipated; or

•                  not be able to acquire any insurance for certain types of business risks.

This could leave us exposed to potential claims or denial of coverage in certain situations. If we were found liable for a significant claim in the future, our operating results could be negatively impacted by a reduction in income or increase in our net loss.

We incur significant costs as a result of being a public company, making it more difficult for us to achieve profitability.

As a public company, we incur significant legal, accounting, compliance, Board of Directors, reporting, record keeping and other expenses.  Rules and regulations of the Securities and Exchange Commission and the American Stock Exchange increase our general and administrative expenses and make some activities more time-consuming and costly. These rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

For the years ended December 31, 2004 and 2003, we were dependent on a small number of customers that comprised a significant portion of our revenues and a failure on our part to expand our customer base will subject us to the risk of concentration of credit risk.

For the years ended December 31, 2004 and 2003, three of our customers accounted for approximately 28% and 32% of our total revenues, respectively. Historically, we have been subject to the risks of concentration of credit risk in a few customers, which may continue in the future. We anticipate that concentration levels will decrease as our customer base and new product offerings expand in future periods. However, if our customer base does not expand we will continue to be subject to the risk of concentration of credit risk in a few customers, which could adversely affect our cash flows, and results of operations.

In the event that we default on our outstanding secured convertible notes, then our intellectual property and other assets may be subject to foreclosure, which could effectively put us out of business.

We have $1.045 million in secured convertible notes outstanding, of which $620,000 becomes due in September of 2005 and $425,000 of which becomes due in April of 2006. In addition we have accrued interest on these notes as of December 31, 2004 in the amount of $44,627. The notes are secured by all of our assets. In the event that we default on the repayment of the secured convertible notes all of our assets, including our intellectual property, will be subject to foreclosure. In the event that we are otherwise unable to repay the secured convertible notes and our assets are foreclosed upon, we would effectively be put out of business and there would be little to no value to our securities.

Risks Related to Our Industry

Our industry is highly competitive, the market for our products is subject to rapid change and we may not be able to compete effectively against larger or better-funded companies, which could cause the value of your investment to decline.

The market for our products is highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our software solutions, our products compete against various vendors’ software and hardware products designed to accomplish specific elements of functionality. If we do not keep pace with our competitors, we will be unable to grow and achieve profitability.

During the past few quarters some of our competitors have increased their presence in industry publications through advertising, city tours and submission of white papers. If we fail to increase our presence in the same areas it could put us at a competitive disadvantage.

Our current and potential competitors may have longer operating histories, greater name recognition, significantly greater financial, technical, personnel and other resources. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and, particularly in the case of larger, more established software and hardware companies and communications providers, may be able to provide customers with products and services comparable to ours at lower or at aggressively reduced prices in an effort to increase market share or as part of a broader package of products or services they are selling to customers. We may be unable to match or beat competitors’ prices or price reductions, and we may fail to win customers that choose to purchase application acceleration solutions as part of a broader products or services package. Competitive pressures could prevent us from gaining market share, reduce our market share or require us to reduce the price of our products, any of which could harm our business and operating results. Additionally, acquisition or consolidation of our competitors by a large or established information technology firm or network provider would likely further adversely affect our prospects.

If we fail to manage technological change, demand for our products and services will drop and our revenue will decline.

The market for application acceleration solutions is in transition and is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions, mergers and acquisitions and changes in customer demands. Our future will depend to a substantial degree on our ability to offer a broad set of products and services that incorporate leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

•                  our software solutions may become obsolete upon the introduction of alternative technologies;

•                  the technological life cycles of our products may end abruptly and, in any event, are difficult to estimate;

•                  we may not have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings; and

•                  the price of the products and services we provide may decline as rapidly as, or more rapidly than, the price of any competitive alternatives, particularly if the features of our products become widely adopted through new alternative technologies.

We may not be able to respond effectively to the technological requirements of the changing market for data compression and application acceleration in network transmission. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of those technologies and equipment are likely to continue to require significant capital investment by us. We may not have sufficient capital for these purposes in the future. Even if we raise capital to develop new technologies, investments in these technologies may not result in commercially viable technological processes, or there may not be commercial applications for those technologies. If we do not develop and introduce new products and services, and achieve market acceptance in a timely manner, demand for our products and services will drop and our revenue will decline.

If our products fail to perform properly due to undetected errors or similar problems, our business could suffer because, among other things, we might have to limit or suspend product shipments, or expend significant resources providing enhancements or bug fixes to correct such errors, which would increase our costs and reduce our income or increase our net loss.

Complex software such as ours often contains undetected errors or bugs. Such errors are frequently found during the period immediately following introduction of new software or enhancements to existing software. If we detect any errors before we ship a product, we might have to limit or suspend product shipments for an extended period of time while we address the problem. We may not discover software errors that affect our new or current products or enhancements until after they are deployed and we may need to provide enhancements to correct such errors. After experiencing some challenges during field evaluations of early versions of HyperTunnel™ we increased our in house and outsourced pre-release testing extensively. Despite testing by us, errors may occur in our software. These errors could result in:

•                  damage to our reputation;

•                  lost sales;

•                  delays in commercial release;

•                  product liability claims;

•                  delays in or loss of market acceptance of our products;

•                  unpaid accounts receivable; and

•                  unexpected expenses and diversion of resources to remedy errors.

If we fail to introduce new products and enhancements in a timely manner, then market acceptance of our products is less likely, which could allow our competitors to gain market share and take away our potential customers, thus decreasing the value of your investment.

New products and enhancements to current products can require long development and testing periods. Any delays in developing and releasing new products or enhancements to existing products could allow our competitors to gain market share and harm our business. New products or enhancements may not be released according to schedule or may contain defects when released. Product release delays or product defects could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business and operating results. We may be unable to develop and market product enhancements or new products that respond to technological changes, shifting customer tastes or evolving industry standards, and may experience difficulties that could delay or prevent the development, introduction and marketing of these products. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, our ability to attract and retain customers will be harmed.

Risks Relating To Our Securities

An active trading market for our securities has not developed and the prices of our securities may be volatile.

An active sustained trading market for our securities has not yet developed. We do not have any analyst coverage of our securities nor any commitments to provide research coverage. Our price has been volatile since our IPO date. The price at which our securities may trade is likely to be highly volatile and may fluctuate substantially due to several factors including, but not limited to, the following:

•                  the market perception and reaction to our pending merger with MPC and the consummation or lack thereof;

•                  volatility in stock market prices and volumes, which is particularly common among micro cap/small cap companies;

•                  lack of research coverage for companies with small public floats;

•                  lack of market acceptance of our products;

•                  failure to achieve sustainable financial performance;

•                  actual or anticipated fluctuations in our operating results;

•                  announcements of technological innovations by us or others;

•                  entry of new or more powerful competitors into our markets or consolidation of existing competitors to create larger, more formidable competitors;

•                  introduction of new products and services by us or our competitors;

•                  significant developments with respect to intellectual property rights;

•                  additions or departures of key personnel;

•                  conditions and trends in the communications and high technology markets;

•                  terrorist attacks either in the U.S. or abroad;

•                  general stock market conditions; and

•                  the general state of the U.S. and world economies.

Our directors and executive officers have substantial control over matters requiring shareholder approval and as such management may approve actions that are adverse to your interests or negatively impact the value of your investment.

Our executive officers, directors and their affiliates own or control approximately 28% of our outstanding common stock. As a result, if such persons act together, they may have the ability to control most matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These shareholders may make decisions that are adverse to your interests.

Any future sales of our common stock may depress the prices of our securities and negatively impact the value of your investment.

Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales could occur, could adversely affect the prices of our securities or could impair our ability to obtain capital through an offering of equity securities. The shares of common stock sold as part of our IPO are freely tradable without restriction or further registration under the Securities Act of 1933, except for any shares purchased by our “affiliates” as that term is defined by Rule 144.

Pursuant to lock-up agreements, signed in connection with our IPO, approximately 978,000 shares of common stock owned by our officers and directors are restricted from being sold until March 2006, (unless the representative of the underwriters otherwise agrees) and approximately 816,000 shares owned by certain other pre-IPO shareholders are restricted for sale until March 30, 2005. When these lockup periods expire, these shareholders may be able to sell some or all of these securities. These sales could depress our stock price.

The redemption of the 3.6 million warrants, issued as part of the IPO, may adversely affect potential investors by requiring them to sell or exercise the warrants at a time that may be disadvantageous for them.

Our public warrants will be redeemable at $0.25 per warrant upon 30 days written notice to the warrant holder; provided that: (i) there is then an effective registration statement under the Securities Act covering the shares issuable upon exercise of the warrants; (ii) the closing sale price of our common stock equals or exceeds $9.50 per share for the 20 trading days prior to the date of the notice of redemption; and (iii) that 12 months has elapsed since the IPO date.

Notice of redemption of the warrants could force holders to exercise the warrants and pay the exercise price therefore at the time when it may be disadvantageous for them to do so, sell the warrants at the current market price when they might otherwise wish to hold the warrants or accept the redemption price which is likely to be substantially less than the market value of the warrants at the time of redemption.

If a current prospectus, and possibly state blue sky registration, is not in place, warrant holders will not be able to exercise their warrants.

Holders of our warrants will be able to exercise their warrants only if a current registration statement relating to such shares is then in effect and, if an exemption is not otherwise available, only if the shares are qualified for sale under the securities laws of the applicable state or states. We have undertaken and intend to file and keep current a registration statement covering the shares of common stock issuable upon exercise of the warrants, but we cannot assure you that we will be able to do so. If required, we intend to seek to qualify such shares of common stock for sale in those states where the units are to be offered, but we cannot assure you that such qualification will occur. The warrants may be deprived of any value if the current registration statement covering the shares underlying the warrants is not effective and available or, if required, such underlying shares are not or cannot be registered in the applicable states.

We do not intend to pay dividends and you may not experience a return on investment without selling your securities.

We have never declared or paid, nor do we intend in the foreseeable future to declare or pay, any cash dividends on our common stock. Since we intend to retain all future earnings to finance the operation and growth of our business, you will likely need to sell your securities in order to realize a return on your investment, if any.

Our amended and restated articles of incorporation and bylaws contain provisions that could delay or prevent a change in control even if the change in control would be beneficial to our shareholders.

Our amended and restated articles of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company, even if it were beneficial to our shareholders to do so. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Among other things, these provisions:

•                  authorize the issuance of preferred stock that can be created and issued by the board of directors without prior shareholder approval and deter or prevent a takeover attempt;

•                  prohibit shareholder action by written consent, thereby requiring all shareholder actions to be taken at a meeting of our shareholders;

•                  prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates;

•                  provide that our board of directors is divided into three classes, each serving three-year terms; and

•                  establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.

Item 2. DESCRIPTION OF PROPERTY

We do not own any real estate, plants or have any such interests. We lease our facilities and have no ownership or outstanding mortgages on any real estate. Our office lease, for our corporate office, expires in February 2006 and is based on a fixed annual fee of $14 per square foot payable in equal monthly installments.

Our Investment Policies do not permit investments in real estate including a prohibition against investing in real estate mortgages and securities of or interests in persons primarily involved in real estate activities.

Item 3. LEGAL PROCEEDINGS

We are not a party to any litigation and know of no pending legal proceedings, which may involve us. We are a party to normal business disputes during the normal course of business. None of these disputes are currently expected to result in litigation. Circumstances may change which may cause disputes to result in legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

At our IPO on October 1, 2004, our Units were quoted on the American Stock Exchange (“AMEX”) under the symbol “HCO.U”. Each Unit acquired at the IPO was comprised of one share of Common Stock and two warrants. Prior to that, there was no public market for our securities. On November 5, 2004 the Units were separated into common stock and warrants that trade individually on the AMEX under the symbols HCO and HCO.WS, respectively.  The Units ceased to exist effective November 5, 2004.

The following shows the high and low closing prices per Unit from the IPO date to November 5, 2004 as reported on the AMEX:

•                  High: $5.60

•                  Low: $5.50

Subsequent to the split of the Units: The following shows the high and low closing prices per share of our Common Stock as reported on the AMEX between November 5 and December 31, 2004 (per AMEX records):

•                  High: $3.30

•                  Low: $2.10

The following shows the high and low closing prices per Warrant as reported on the AMEX between November 5 and December 31, 2004 (per AMEX records):

•                  High: $0.75

•                   Low: $0.60

Sales of securities since IPO: We issued 5,898 shares of Common Stock during the quarter ended December 31, 2004. These were issued to certain of our warrant holders and option holders who existed prior to the IPO, who were not restricted by the management lock-up period from electing a cashless conversion of their positions into shares of our Common Stock.

As of March 25, 2005, there were approximately 175 registered holders of our Common Stock.

Dividends: Except for dividends, which were accrued on our Series A Preferred Sock (which were never declared or paid), all of which were converted to Common Stock immediately prior to the IPO, we have never declared or paid dividends on our capital stock. We currently intend to retain future earnings, if any, for use in our business, and, therefore, we do not anticipate declaring or paying any dividends in the foreseeable future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Securities Authorized for Issuance under Equity Compensation Plans:

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the HyperSpace 2001 Equity Incentive Plan and the Hyperspace 2004 Equity Incentive Plan, each of which have been approved by our shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2004:

Equity Compensation Plan Information

(December 31, 2004)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a))

Equity compensation plans approved by shareholders:

2001 Equity Incentive Plan	658,821	$3.82	212,798
2004 Equity Incentive Plan	—	—	700,000

Equity compensation plans not approved by shareholders	—	—	—

Total	658,821	$3.82	912,798

Use of Proceeds:

The Securities and Exchange Commission declared our registration statement, filed on Form SB-2 under the Securities Act of 1933 (SEC File Number: 333-115404) in connection with the initial public offering of our units (one share of common stock, no par value, and two warrants) effective on September 30, 2004. The underwriters were Capital Growth Financial, LLC and Pali Capital.

Our initial public offering commenced on October 1, 2004. All 1,800,000 units registered under the Registration Statement, were sold to the underwriters at a unit price of $5.50 per unit at the closing October 6, 2004. All of the units were sold by us and there were no selling shareholders in the offering.

The aggregate gross proceeds from the shares of the units sold were $9.9 million. The aggregate net proceeds to us were $8.7 million after deducting $1.2 million in underwriting discounts and expenses. From these net proceeds we paid $1.6 million in other costs incurred in connection with the offering. This results in proceeds after deducting all IPO expenses of $7.1 million.

Since receipt of these proceeds, we have repaid approximately $518,000 in debt and accrued interest and repaid the $96,000 bank line of credit, as described in the “Use of Proceeds” section of the Prospectus. In addition we purchased Directors and Officers insurance in the amount of $125,000 and invested $5.4 million in short-term interest bearing investments classified as cash equivalents on our Balance Sheets.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors included in the risks discussed in “Risk Factors”.

KEY INDICATIONS OF FINANCIAL CONDITION AND PERFORMANCE

We have a limited operating history. As of December 31, 2004, we had an accumulated deficit of approximately $7.1 million (which is net of $1.2 million accumulated loss due to the termination of our subchapter S corporation status). We have not been profitable in any of our four years of operations. We expect to continue to incur losses in the foreseeable future.

EXECUTIVE SUMMARY

During 2004, we completed the IPO and made a number of changes to our sales and marketing approach. Prior to the IPO, we were operating under bridge financing and were financially constrained, and therefore not able to launch all aspects of our new sales and marketing plan. Following the IPO, the marketing research company we engaged determined that we had lost significant ground to our competitors. Our competitors had launched extensive marketing campaigns in 2004, had been able to develop strong channel relationships and had invested in international market expansion. This was a change from prior years when many buyers found products like ours through a web search or responded to a banner advertisement. By the time we had invested in the sales and marketing initiatives, we found that we were significantly behind our competitors. Due to the late receipt of proceeds we substantially missed our expected fourth quarter 2004 internal revenue and earnings targets. With our current financial resources, we do not believe that we will be able to match the sales and marketing investments of our competitors, and as a result we believe that we will continue to lose ground and have a difficult time in projecting future revenues.

In 2004, we released HyperTunnel™. Although we made a few sales of HyperTunnel™ in 2004, the initial releases had not been extensively tested and were difficult to configure in potential customer networks. As a result they performed poorly during pre-sale customer evaluations and testing. A number of sales opportunities were lost because of this. As we released subsequent versions of HyperTunnel™, these issues were addressed but we were not successful in going back to any of these potential customers and getting them to reconsider their buying decision. Although we now believe that HyperTunnel™ is fully functional and will work well in most potential customer evaluations, it is a much more complicated product than HyperWeb™ and we need greater customer interaction during testing to successfully sell this product. As a result we did not generate the revenue volume from HyperTunnel™ that we expected and future sales of HyperTunnel™ will be very difficult to predict.

Some of the new sales and marketing initiatives launched after the IPO have not been successful. Due to the reasons outlined above, we had difficulty attracting and retaining productive sales personnel. In addition, initiatives targeted toward certain industry verticals and an outbound telemarketing campaign did not produce the expected results. While we engaged international sales agents, and spent a great deal of time and resources with them, they did not produce anticipated revenue levels. Due to our competitors’ earlier expenditure of resources and ability to make larger international investments, including establishment of multiple international offices with local employees we have decided that making a direct investment in international expansion will not produce the required level of results at this time. We have decided to redirect our resources to our OEM/Reseller channel as an indirect way of expanding our international representation.

In 2004 our industry experienced a number of developments which produced the following trends:

•                  Competitors closed subsequent venture capital rounds of funding at levels which exceed our IPO proceeds;

•                  Consolidation of a number of our competitors;

•                  Our HyperTunnel™ product was not purchased by any of the larger ISPs because they had existing commitments to competitors of ours who focused exclusively on the ISP space;

•                  Mergers of smaller companies with other larger organizations selling into the network space thereby enabling the combined entity to offer a greater solution;

•                  Many hardware and software providers including compression and network acceleration in their base product; and

•                  Buyers of compression and network acceleration solutions becoming better informed about the providers (due to increased amounts spent on sales and marketing) meaning that fewer buyers now use the web search method of buying.

As a result, we decided in the fourth quarter to change our strategy to accelerate our growth. We felt that we needed to align our interests with an organization that was offering more of a solution to buyers (thereby diversifying away from just compression and network acceleration) or an organization that had well established products, customers and an established distribution channel (whereby our software products could be included with their products in sales they are already making). We engaged an investment banking firm in late 2004 and began to seek merger and acquisition opportunities which met our criteria.

After a comprehensive process, we determined that MPC acquisition would provide us an established distribution channel for selling our software products. Information about this proposed acquisition, including its risks, will be presented in a proxy statement filing at a later date.

RESULTS OF OPERATIONS

The following tables show our results of operations for the fiscal years ended December 31, 2004 and 2003, both in terms of dollars and in approximate percentages.

Statement of Operations for the years ended December 31,

	2004	2004	2003	2003
Revenues
License Fees	$237,109	52%	$787,541	80%
Service & Other	$220,741	48%	$195,678	20%
Total Revenues	$457,850	100%	$983,219	100%

Expenses
Research & Development - personnel costs	$281,787	62%	$112,243	11%
Research & Development - other	$100,939	22%	$38,588	4%
Research & Development - Product Management	$235,222	51%	$—	0%
Amortization of Capitalized Software	$121,965	27%	$214,194	22%
Impairment of Intangibles	$31,530	7%	$276,296	28%
Customer Support - personnel costs	$163,992	36%	$173,959	18%
Sales - personnel costs	$489,676	107%	$299,811	30%
Sales - agent costs	$96,194	21%	$226,561	23%
Sales - other	$8,457	2%	$20,912	2%
Marketing Expenditures	$191,718	42%	$32,984	3%
Rent	$93,016	20%	$92,616	9%
Depreciation	$69,150	15%	$90,177	9%
General & Administrative - personnel costs	$827,679	181%	$804,025	82%
General & Administrative - Costs to be a Public Company	$216,243	47%	$—	0%
General & Administrative - other	$264,287	58%	$95,643	10%
Total Operating Expenses	$3,191,856	697%	$2,478,009	252%

Loss from Operations	$(2,734,006)	-597%	$(1,494,790)	-152%

Other (Income)/Expense
Interest Expense, net	$822,748	180%	$345,395	35%
Other Expenses	$5,099	1%	$(1,276)	0%
Gain on Settlement	$(440,999)	-96%	$—	0%
Preferred Dividends	$72,489	16%	$15,503	2%
Net Loss attributable to Common Shareholders	$(3,193,343)	-697%	$(1,854,412)	-189%

Fiscal 2004 compared to fiscal 2003:

Revenues: Our revenues are derived from software license sales, annual maintenance contracts on those sales, consulting fees, fees for custom development, training fees, per-user-per month recurring revenues for ISP customers and per-user/per-site-per-month fees for a partner who sells our products to multi-location customers as an alternative to costly additional bandwidth and hardware additions.

Revenues were 53% lower in 2004 compared to 2003. The following are what we believe to be the causes of the decline:

•                  In 2003 we sold licenses to 31 different customers with an average selling price of $25,400. In 2004 we sold licenses to 16 different customers with an average license sale of approximately $15,000.  The average license deal size is lower in 2004 due to the absence of three large sales that occurred in 2003 that were all in excess of $75,000. Increased market presence by competitors during 2004 resulted in fewer large sale opportunities for us.

•                  In 2003, $256,000 in five license sales came from customers who had previously purchased from us. In 2004, this was one customer accounting for 1% of revenues. The reduction was primarily due to a number of agents who no longer were active in selling our products.

•                  In 2004, we generated revenue from nine recurring revenue agreements. These included ISP agreements, a Partnership agreement and the initial consulting revenues from an OEM agreement. Revenue recognition on a recurring revenue agreement takes place over the life of the agreement instead of coming as a lump sum as is the case with a license sale.

•                  The number of customers who found us by a website search decreased in 2004. We believe that increased advertising by our competitors has reduced the number of prospects who would conduct a web search for our solution.

•                  In 2003, we generated revenues through one-time referrals by certain agents. These were individuals who were not exclusively devoted to selling but who merely leveraged relationships. While successful in 2003, we do not believe that it is a sustainable model; therefore, in 2004, we began to seek, engage and invest in agents who are professionals in selling IT technology. This caused most of 2004 to be a period of transition where very few agents were actively producing revenue for us.

•                  Most of our larger competitors have opened offices in international locations and have developed strong sales agent relationships. Due to our limited funds to invest in marketing and sales prior to the IPO, we were not been able to conduct broad international expansion initiatives. At a time when our international revenues are rising as a percentage of total sales (36% in calendar 2003, 46% for 2004) thereby demonstrating the international appeal of our products, not having a more robust international presence may have resulted in missed sales opportunities.

Research & Development Costs: Research and Development (R&D) Expenses consist primarily of compensation related to the cost of software engineering developers, third party consultants, prototype expenses related to the design, development, testing and enhancement of our software products, facilities costs and hardware and software used in the design, development and support of our products. This expense category is the non-capitalized portion of these costs.

During 2004 compared to 2003, this expense category increased by over 300% or by more than $450,000. This was a result of the following:

•                  Increased headcount for development staff.

•                  In 2003 a significant amount of R&D payroll costs were being capitalized as development costs for the HyperTunnel™ product that was released in January 2004. No capitalization of R&D payroll or other development costs occurred in 2004.

•                  A $60,000 expense for third party software incorporated into the HyperTunnel™ product.

•                  Expenses incurred in releases of HyperTunnel™ post-launch.

•                  The establishment of a formal Product Management function in 2004.

•                  Third party costs incurred in 2004 to conduct extensive testing of  HyperTunnel™.

Amortization of Capitalized Software: This category represents the write-off of previously capitalized software development costs; it includes the same types of expense categories as in R&D costs above. No new costs were capitalized during 2004.

The 43% reduction in 2004 costs compared to 2003 is a result of a significant portion of previously capitalized HyperWeb™ development costs becoming fully amortized in 2003. Even though we did launch HyperTunnel™ in January 2004, and therefore commenced amortization (over 5 years the estimated useful life), this did not offset the larger amounts that had been incurred for the development of HyperWeb™. In 2003 our average quarterly amortization was approximately $54,000 per quarter while in 2004 it is approximately $30,000 per quarter.

Impairment of intangibles:  We evaluate all of the carrying values of our assets to determine the reasonableness of continued capitalization. We review the facts and circumstances of our business, which may indicate that the carrying values of our assets may be impaired. We use future undiscounted cash flows to determine whether the carrying value of the asset is recoverable. If the carrying value is less we recognize an impairment loss based on the excess carrying amount of the asset over the respective fair value.

During 2003, we determined that certain acquired intellectual property and trademark and patent costs, which were previously capitalized, no longer had any value to us and thus were written off. These assets arose primarily as a result of the purchase of the assets of RCI and initial trademark and patent costs incurred in 2001 and early 2002. The amount written off in 2003 was $85,000.

In 2004, we determined that $31,530 in trademark and patent costs, which were previously capitalized, had been pending for an extended period of time, and are therefore, for accounting purposes, written off.

In addition we incurred an impairment expense in 2003 as a result of the abandonment of a version of HyperWeb™ with particular new feature functionality. In July 2003, we abandoned the development of a version of HyperWeb™ with particular new feature functionality and used our limited resources to complete development of our new product, HyperTunnel™. As a consequence, we recorded an impairment of $191,000, representing all previously capitalized costs relating to the development of the updated version of HyperWeb™.

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

The 2004 and 2003 amounts compared incurred show a slight decrease reflecting a more cost effective composition of payroll and consulting costs in this area.

Marketing & Sales:  Through March 2004 our approach had been comprised of:

•                  Targeted sales efforts through referral partners at enterprises with a focus on reaching the information technology organization responsible for the performance of mission-critical applications and maintenance of network performance.

•                  Maintaining a website and agreements with the Google and Yahoo! keyword search engines that direct those who are seeking compression and acceleration solutions to our website.

•                  Attending a limited number of conferences and conducting limited public relations.

•                  Engaging a handful of Colorado-based employees and consultants and a single United Kingdom-based agent to facilitate sales efforts.

In 2004 compared to 2003, we increased expenditures by approximately 35%. Funds were not available until after the October 2004 IPO so the majority of increased spending did not begin until after that event. Increases were due to:

•                  The additional compensation costs of our new Chief Operating Officer and senior sales staff and those incurred to transition from the previous sales leadership.

•                  An increase in marketing expenditures of more than $150,000 for many of the initiatives outlined above particularly fourth quarter costs incurred for Market Research, Website enhancement and an unsuccessful outbound telemarketing campaign.

•                  Costs we incurred to launch HyperTunnel™ into the ISP space.

These increases were offset by lower agent costs largely as a result of lower sales volume as most of them have a commission based compensation structure.

General & Administrative Expenses:  General and administrative, or G&A expenses consist primarily of employee compensation for executives and administrative personnel, office costs such as telecommunications, legal and accounting fees, rent, depreciation and the ongoing expenses related to our public company status.  We have capitalized costs relating to the IPO that were incurred prior to the date of the IPO and as such they are not included in this category.

For 2004 compared to 2003, G&A was higher by $388,000 or by more than 36% due to the following:

•                  During most of 2003, our founder acted as Chairman and CEO. In October 2003, the positions were split and we hired a Chief Executive Officer. Our founder retained the position as Chairman of the Board. This resulted in additional compensation expense.

•                  In 2004 we hired a Chief Financial Officer. In 2003 we had a CFO for part of the year and a part-time Controller for the remainder. This resulted in additional compensation expense.

•                  In 2004, we had fewer options granted and recorded a lower expense of options granted by more than $100,000.

•                  Additional travel costs incurred due to capital raising activities.

•                  Increased insurance costs particularly Director and Officer insurance.

•                  We incurred more than $250,000 in costs related to being a publicly traded company. These included Board of Directors costs, investor relations, D&O insurance, legal & accounting, transfer agency, printing and compliance costs.

•                  Offsetting these increases were lower amounts spent on consultants and eliminating a Human Resources manager.

We expect to incur greater administrative costs in the future as we are now a public reporting company and we must now comply with recently enacted laws and regulations affecting publicly traded companies, including increased accounting and legal fees, complying with the provisions of the Sarbanes-Oxley Act of 2002 and other current and future rules and regulations required by the SEC, the American Stock Exchange and the Financial Accounting Standards Board (FASB). In addition, we will have greater costs related to the addition of an Audit and Corporate Governance Committee and certain types of insurance policies linked to being a publicly traded company. There may be other additional costs, which could be substantial, as a result of the Company having become a publicly traded entity.

G&A expenses represented disproportionate percentages of our revenues. If we grow our revenues our G&A expenses should continue to decline as a percentage of revenue.

Interest Expense: We incurred interest expense on loans from convertible and other debt, a loan from our founder, imputed interest on warrants issued in connection with debt offerings, imputed interest on the conversion feature of our debt and line of credit costs. The interest charge was higher in 2004 due to the higher amount of debt outstanding, the increased number of debt issuances and the imputed interest recorded on warrants issued and on debt with conversion features below fair value.

In 2004 compared to 2003, interest was higher by more than $477,000 due to:

•                  Loan issuance fees of more than $100,000 on the March/April 2004 bridge loans.

•                  A $252,000 greater charge attributable to imputed interest on warrants issued in conjunction with debt issuances.

•                  Imputed interest recorded on debt issued with conversion features below fair value in the amount of $234,000.

•                  A $29,000 charge for accretion of debt issue costs.

•                  Offsetting this was no interest on the RCI note which was settled in early 2004 and a lower interest charge on the founder’s note due to a significant portion of the note being converted to Preferred Stock in late 2003 and $75,000 converted to Common Stock prior to the IPO.

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

OFF BALANCE SHEET TRANSACTIONS & GUARANTEES

We are not party to any off balance sheet transactions. We have no subsidiaries or equity ownership in any other entity.

During our normal course of business, we have made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products, (ii) indemnities to our lessor in connection with our facility lease for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on our negligence or willful misconduct, and (iv) indemnities involving the accuracy of representations in certain contracts. The duration of these indemnities and commitments, and in certain cases, may be indefinite. The majority of these indemnities and commitments do not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities and commitments in the accompanying consolidated balance sheets.

Under our Amended and Restated Articles of Incorporation, we have agreed to indemnify our officers and directors to the fullest extent permitted by Colorado Law. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors and officers’ liability insurance policy that limits exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2004.

Insofar as indemnification for liabilities arising under Federal Securities Laws may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in Federal Securities Laws and is, therefore, unenforceable.

CORPORATE GROUP AND SEGMENT INFORMATION

We are not, and never have been, part of any corporate group. We do not have segment information because all of our activities are devoted to the development and sale of software. We have no discontinued operations.

In fiscal 2004, 54% of our revenue came from the U.S. (2003: 64%), 30% from the European Union (33% in 2003) and 16% from Asia/Pacific and other areas (3% in 2003). Over the next 12 months we expect our revenue from non-U.S. customers to increase as a percentage of revenues.

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

Actual results may differ from these estimates under different assumptions or conditions. Our use of estimates and critical accounting policies are described in more detail in the notes to our financial statements included elsewhere in this document. There have been no changes to our accounting policies in 2004.

Revenues:  We derive revenues from the following sources: software license revenue and services revenue, which primarily consists of maintenance, consulting and training. We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and other authoritative accounting literature. We determine fair value of each element in multiple-element arrangements based on vendor-specific objective evidence, or VSOE, for all items included in a new customer agreement. We maintain a price lists for various regions where we have stated License and Maintenance rates and terms. We base our assessment of VSOE for each element to the price charged when the same element is sold separately. VSOE for maintenance is determined based upon the customer’s annual renewal rates. During the sales process we make various proposals that illustrate the license fee component (License Fee Revenue) and the optional maintenance component (Services Revenue). Customers are not required to buy maintenance so they actually make dual buying decisions—one for the license and one for the maintenance. The split between these two categories is included in all of our executed customer agreements and billings subsequently sent to them. We use the contractual split between these two categories to allocate the fair value of each because we believe that it represents the fair value. Any other fees or services as part of a sale are extremely rare and in the cases where they have occurred, they have been governed by a separate contract with a separate fee.

License fee revenue:  For software license agreements that do not require significant modification or customization of the software, we recognize revenue when evidence of a non-cancelable, signed contingency-free agreement exists, any acceptance testing is complete, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable. In all other instances, we defer revenue. We record deferred revenue as a current liability until all the elements to be delivered at a future date and vendor specific evidence of acceptance have occurred.

We consider receipt of a customer purchase order to be persuasive evidence of an arrangement. Sales through our distribution channels are evidenced by agreements governing the relationship together with purchase orders from the ultimate end customers. Delivery generally occurs when the customer has received an electronic media copy of the software or where we have evidence that the customer has downloaded the software from our website.

If a license agreement provides acceptance provisions that grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications, we defer revenue recognition until acceptance by the customer or lapse of the acceptance period. Generally, license agreements have no such provisions and, as the likelihood of non-acceptance is remote, we generally recognize revenue when all other criteria of revenue recognition are met.

Typically, our software licenses do not include significant post-delivery obligations to be fulfilled by us, and payments are due within 30 days from the date of delivery. For customers who pay license revenues as monthly subscribers under a utility-based pricing model, and where the license allows for payment terms of more than 12 months from the date of delivery, we recognize revenue as payments become due assuming all other conditions for revenue recognition have been satisfied.

Services & Other revenue:  Services, or maintenance, revenue is recognized ratably over the term of the maintenance agreement, typically one year. Consulting services generally do not involve significant modification or customization of the licensed software. Consulting and training revenues are usually charged on a time and materials basis and are recognized as the services are performed. Revenue from fixed price contracts is recognized on a percentage of completion basis, which involves the use of estimates. If we do not have a sufficient basis to measure the progress towards completion, we recognize revenue when the project is completed or when we receive final acceptance from the customer. Revenue from agreements for supporting and providing periodic unspecified upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period.

Allowance for Doubtful Accounts:  We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables. Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at realizable value. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, and the aging of our receivables. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. As of December 31, 2004 we have determined that no reserve is currently necessary for doubtful accounts.

Capitalization of Software Development Costs: For software costs, both internally developed and purchased from third parties, we follow the following accounting policies:

Pre-Feasibility Stage:  We expense costs incurred to establish the technological feasibility of a software program as they are incurred. For these purposes, technological feasibility is considered achieved when all planning, designing, coding, and testing has been sufficiently completed such that we can produce the program to meet its design specifications.

Post-Feasibility/Pre-Release Stage:  We capitalize costs incurred following technological feasibility but prior to commercial release and record them at cost. These costs are not applied against revenues generated during that period.

Post-Release Stage:  Commencing with commercial release of the program, we amortize costs that have accumulated in the R&D account over the program’s expected useful life and we expense as incurred all additional software costs.

Our internal software development costs include application and tool development, translation, testing and localization costs incurred in producing software and associated documentation to be licensed to customers. We also may contract with third parties to develop and test software that will be licensed to customers. In addition, from time to time we may choose to purchase source code or product rights from third parties to be integrated with our software.

We expense R&D costs relating principally to the design and development of products (exclusive of costs capitalized) as they are incurred. We expense the costs of developing routine enhancements as R&D costs as incurred because of the short time between the determination of technological feasibility and the date of general release of related products.

Expensing of Employee Stock Options:  We have adopted the disclosure only provision of FAS 123 which permits us to disclose in notes to our financial statements the pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method. The disclosure only provisions allow us to disclose the pro forma effect on net income and earnings per share of issuing options to employees rather than expensing them based on the fair value of the options.

In accordance with SEC requirements, we expensed options granted to employees immediately prior to our IPO. We recorded an expense of $27,000 for the 154,843 options granted to employees, between January 1 and June 30, 2004, and $139,000 for the 132,678 options granted to employees in 2003. The expense represents the difference between the exercise price of $3.50 at the date of grant and the estimated fair value of common stock. This treatment is in accordance with APB 25.

Valuation of Long-Lived and Intangible Assets and Goodwill:  As required by SFAS 144, “Accounting for Impairment or Disposal of Long-lived Assets,” we regularly perform reviews to determine if the carrying value of our long-lived assets is impaired. The purpose of the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the assets cannot be recovered. Such facts or circumstances might include significant underperformance relative to expected historical or projected future operating results or significant negative industry or economic trends. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess carrying amount of the assets over their respective fair values. If quoted market prices for assets are not available, we estimate the fair value based on the present value of expected future cash flows. The fair value of the asset then becomes the asset’s new carrying value. We recorded an impairment charge in 2003 with respect to certain capitalized software costs and other intangibles and in 2004 with respect to certain capitalized patent costs.

Guarantees: In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a guarantor to recognize a liability, at the inception of the guaranty and also include more detailed disclosures with respect to guarantees, including additional disclosures relating to product warranty liabilities. The discussion under the section “Off Balance Sheet Transactions & Guarantees” above is a summary of our agreements that we have determined is within the scope of FIN 45.

Product Reserves: We currently do not maintain a reserve for any warranty or rebate costs. Historically there have been no material warranty claims. Our sales agreements do not provide for any circumstances that would provide additional warranty claims other than to replace any defective software. We do not make any specific performance guarantees. To date, all minor warranty claims have been settled by providing new copies of the software that was defective. Additionally, we offer a free trial/evaluation prior to consummating sales that mitigates any post-sale claims. The trial/evaluation details specific performance in the customer’s environment, before any purchases are consummated. In addition, to date there have been no financial claims for installation or performance problems post-purchase of our products. As our software products are downloaded directly from our website, there are no costs to repair or replace products that may be returned.

Currently we have no sales programs whereby distributors and resellers can earn rebates

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the SEC issued SAB 104, which supersedes SAB 101. While the wording of SAB 104 has changed to reflect the issuance of Emerging Issues Task Force Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21), the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 does not have a material effect on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS 123R “Share-Based Payment,” a revision to FASB No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion NO. 25, and requires public companies to recognize a compensation expense an amount equal to the fair value of share-based payments granted, such as employee stock options. This is based on the grant-date fair value of those instruments. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers such as us, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position. The impact will largely be due to the selection of either the Black-Scholes or the binominal lattice model for valuing options. The adoption of this standard will have no impact on the Company’s cash flows.

MARKET AND CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Our cash, cash equivalents and short-term investments are maintained with accredited financial institutions and investments are placed with quality issuers. We believe no significant concentration of credit risk exists with respect to these financial instruments. Cash and cash equivalents consist primarily of cash on deposit with banks and money market instruments that are stated at cost, which approximate fair market value. We have no current investments in fluctuating net asset value investments.

Concentrations of credit risk occur from time to time as we record large sales relative to our growing customer base. With respect to accounts receivable, we perform ongoing credit evaluations of our customers. As of December 31, 2004, approximately 67% of the accounts receivable balance was from three customers. One has made a payment on the account and one other is not yet due. The remaining customer is a repeat customer who is a historic slow payer and the account is not in dispute. The customer is one of the five largest telecom organizations in the European Union. Slow paying non-U.S. customers may exacerbate foreign currency exchange risk. For 2003 and 2004, the top 3 customers accounted for approximately 30% of revenues.

Currently most sales are in the United States, Canada, Australia and Europe. Almost all of our foreign sales are denominated in US Dollars minimizing our foreign currency risk. In future we may not be successful in negotiating most of our international agreements in US Dollars thereby increasing our foreign currency risk. Regardless of the contract currency denominations, financial results could be affected by factors such as weakening in foreign currency exchange rates vs. the US Dollar or weak economic conditions in worldwide markets. Any strengthening of the U.S. dollar could make our products less competitive in foreign markets. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The Company may, from time to time, be involved in legal proceedings, claims and litigation arising in the ordinary course of business. It is possible the outcome of such legal proceedings, claims and litigation could have a material effect on the operating results or cash flows when resolved in a future period. These matters are not expected to have a material adverse effect upon the Company’s financial statements.

We are not dependent on any single supplier for the success of our business.

RELATED PARTY TRANSACTIONS

We have an outstanding loan from our chairman: The outstanding balance at December 31, 2004, including accrued interest at 9% is $57,000. This is net of $75,000 that was converted to common stock, at $3.50 per share, prior to the IPO. This loan is repayable in September 2005

Bathgate Capital Partners or Bathgate: We have incurred fees to Bathgate, a registered broker-dealer, for raising debt and equity and providing certain investment banking services for us. Steven Bathgate controls Bathgate and is a former director of our company. Mr. Bathgate resigned his board position in January 2004. We paid the following amounts to Bathgate Capital Partners in 2003—$8,000 in cash, 25,643 warrants and $35,000 by issuing stock; and in 2004—$102,000 in cash and 15,702 warrants. Since inception, we have used other non-related organizations to perform similar services, on terms and conditions substantially similar to those in the Bathgate arrangements. Accordingly, we believe that our relationship with Bathgate has been conducted on terms and conditions, which are substantially similar to those other arrangements. We owe Bathgate $10,000 as of December 31, 2004 and have $20,000 in future commitments to Bathgate.

The investment banking agreement with Bathgate also provides for a contingent fee if we consummate a transaction in which they participated either during the term of their agreement or for a period of 18 months after the termination of their agreement. The proposed merger with MPC would qualify under this agreement. The consummated transaction, a business combination as defined in the agreement, calls for contingent fees due upon the closing of the transaction. The minimum fee due under any business combination would be $100,000. Should we consummate the transaction with MPC, we will pay Bathgate the fees outlined in the next section, Liquidity and Capital Resources.

Bridge Loans from Officers and Directors: In August 2004 we raised $400,000 in bridge loans for working capital and general corporate purposes. These bridge loans were raised from our founder, CEO and certain members of our Board of Directors. Such loans bear interest at 12% per annum and are repayable within 180 days. In connection with these bridge loans, we issued one warrant to purchase a share of common stock for each $2.00 loaned. The 200,000 warrants issued as part of this transaction are exercisable at $4.46, per share, and expire in August 2009. This bridge loan and accrued interest were paid in full October 2004.

Our management has determined that these transactions have been consummated on terms and conditions no less favorable than could be obtained from unaffiliated third parties.

LIQUIDITY AND CAPITAL RESOURCES

From inception to our IPO, we financed our operations through the private placements of equity securities, convertible debt, loans from our founder and certain members of our Board of Directors, a loan from the company from whom we initially purchased the assets with which we started our company, short-term loans, partial payment of various consultants and employees with stock and /or options as compensation for their services and, to a lesser extent, a line of credit.

In October 2004, we raised net proceeds of $7.1 million from our IPO. (The gross proceeds received from the offering were $9.9 million. Underwriters deducted 8.5% of proceeds for their discount and 3% in allowable expenses. We incurred $1.7 million in other expenses related to the IPO including D&O Insurance).

The proposed merger with MPC calls for us to have cash on hand at closing (no later than July 31, 2005) of at least $3.5 million. Under our current operating plan, which continues modest investments in R&D and sales and marketing, and at the same time begins to reduce G&A expenses, we expect to be able to meet this target.

Should we not consummate the merger with MPC, we will continue our modest investments outlined above but will add additional sales and marketing resources to increase emphasis on our OEM/Reseller channel strategy. We will reduce our G&A expenses but expect to continue with our M&A Strategy. Under this scenario, we expect to have enough cash on hand to continue these operations through 2005. By delaying the addition of sales and marketing and increasing our OEM/Reseller emphasis we may fall behind in the market to the point that we are unable to generate sufficient revenues and profits to sustain our business through 2006.

Should the proposed merger not be consummated, a breakup fee may be payable by one party to the other. Our breakup fee, in certain circumstances is $500,000. If we are required to pay GTG-Micron Holding Company, LLC a breakup fee we would have sufficient cash to continue operations in 2005, but may not have sufficient cash to continue operations in 2006.

However, not consummating the proposed transaction with MPC will significantly limit our ability to enter into another transaction because we:

•                  Will have depleted capital resources

•                  Will have lost valuable time

•                  May have a share price which is not attractive to sellers

•                  May have harmed our reputation

In such a case there would be a significant doubt as to whether we could continue as a going concern in 2006.

As part of our IPO, we issued 3.6 million warrants to shareholders participating in the IPO. These warrants are callable by us any time after October 1, 2005, at $0.25, when our stock closes at or above $9.50 for 20 consecutive trading days. In such a scenario, and if all of these warrant holders elect to exercise their warrants, we could raise an additional $19.8 million before expenses.

During 2004 we raised approximately $9.0 million (net) through a combination of debt and equity as follows:

•                  $7.1 net proceeds from the IPO.

•                  $50,000 in a short-term loan from a single individual (this was repaid with interest in October 2004).

•                  $1.2 million in February to April 2004 in our 2004 Bridge Loans. Of this amount $155,000 converted to equity prior to the IPO and $1.045 million is still outstanding.

•                  In August 2004 we raised $400,000 in additional bridge loans for working capital and general corporate purposes. These bridge loans were raised from our founder, CEO and members of our Board of Directors (this was repaid with interest in October 2004).

•                  $227,000 was received from the exercise of warrants and options.

•                  We issued $43,000 in Series A preferred stock in January 2004, which converted into common stock on September 30, 2004.

Prior to the IPO, all Series A Preferred Shareholders and all remaining convertible note holders from debt raised prior to 2004 and certain 2004 convertible note holders converted their holdings to equity prior to the IPO. In addition, our founder converted $75,000 of his loan to common stock prior to the IPO.

We had cash and cash equivalents of $27,000 at December 31, 2003. This and the $9 million cash raised from investing activities, described above, was used as follows:

•                  Repay bridge debt in the amount of $466,000.

•                  Repayment of a line of credit of $96,000.

•                  Settlement of the RCI obligation for $42,500.

•                  Purchase property and equipment in the amount of $52,000.

•                  Fund operations for year ended December 31, 2004 in the amount of $2.6 million.

This leaves cash and cash equivalent balance on hand of $5.8 million at December 31, 2004.

In 2003, we raised funds from private placements of preferred stock for approximately $350,000, through an additional issuance of convertible debt and warrants in the amount of $366,000 and an additional loan from our founder in the amount of $40,000. Also in 2003, our founder converted $200,000 of debt to equity, and certain note holders converted $650,000 of debt to equity, in transactions that had no net cash impact for us.

Of the $1.2 million in 2004 Bridge Loans, $155,000 was converted to common stock prior to the IPO. Of the remaining balance, $620,000 are convertible to common stock at the option of the note holders at $4.375 per share and $425,000 are convertible at $3.50 per share. If the notes are not converted to equity, $620,000 of the notes are to be repaid in September 2005 and $425,000 in April 2006.

In August 2004 we raised $400,000 in additional bridge loans for working capital and general corporate purposes. These bridge loans were raised from our founder, CEO and members of our Board of Directors. Such loans bear interest at 12% per annum and are repayable within 180 days. In connection with these bridge loans, we issued one warrant to purchase a share of common stock for each $2.00 loaned. The 200,000 warrants issued as part of this transaction are exercisable at $4.46 per share, and expire in August 2009. These loans were repaid in August 2004.

Variation in the timing of our cash receipts and disbursements significantly impacts our overall cash flow for a given period.

The following table summarizes our contractual and lease obligations at December 31, 2004:

	Total	2005	2006	Thereafter
Office Lease	$100,767	$93,016	$7,751	$—
Software Lease	$5,275	$5,275	$—	$—
Operating Leases	$342	$342	$—	$—
Due to Related Party	$57,338	$57,338	none	none
Bridge Loans & Accrued Interest	$1,089,627	$664,627	$425,000	none
	$1,253,349	$820,598	$432,751	$—

The operating leases are for office equipment and the software lease is for Siebel Systems, Inc. software. The office lease for our corporate office expires in February 2006 and is based on a fixed annual fee of $14 per square foot payable in equal monthly installments.

We have entered into employment agreements with our Chairman, Chief Executive Officer, Vice President of Development and one other employee. These agreements bear standard employment terms and conditions. Our Chief Executive Officer’s contract is a three-year contract commencing on October 1, 2004 and calls for a guaranteed 2005 bonus of $150,000. All 2004 earned bonus amounts were paid as of December 31, 2004. The minimum future amounts are not accrued, as they are based on continued employment and therefore no employment related amounts are included in the table above.

In addition, certain employees who do not have Employment Agreements, have an offer letter or other agreements with us, which state that under certain circumstances, they may receive a severance payment if the Company terminates their employment. Should we be liable to all such employees, the maximum amount due is approximately $250,000.

Subsequent to December 31, 2004, we have been in the process of renegotiating certain Employment Agreements and offer letters which may have severance payment liabilities. In all cases these are intended to reduce the future amounts payable by us and provide us with greater flexibility to consummate the proposed merger. None of these negotiations have been finalized as of the date of filing of this report, but if the negotiations proceed we expect to be losing the services of two senior executives in the future.

Since December 31, 2004, we have incurred costs relating to the proposed merger with MPC and expect to continue to incur costs through closing and thereafter. We have three categories of costs that we will incur with respect to the proposed merger:

•                  Fixed Costs to Closing: We have and will incur legal, proxy, accounting, filing, tax, printer, fairness opinion, travel and other costs by pursuing this merger and seeking the appropriate regulatory approvals. These costs will be incurred regardless of whether the proposed merger is consummated. Assuming the transaction closes in May or June 2005, we expect to incur at least $400,000 in such fixed costs.

•                  Variable Costs to Closing: We will incur costs to Bathgate Capital, our investment banking firm, if the proposed merger transaction is consummated. Under the terms of our revised arrangement with Bathgate, we will pay them $350,000 upon closing of the transaction, issue them a one year convertible note at 5% in the amount of $550,000 (convertible into our common stock at any time prior to repayment at $3 per share) and issue them 200,000 warrants to purchase shares of our common stock with a five year life and exercisable at $3 per share.

•                  Costs after Closing: If the proposed merger is consummated, we expect to incur costs relating to reducing our workforce including severance payments and Employment Agreement amounts, termination fees, additional D&O Insurance, increased American Stock Exchange fees, increased travel costs, increased costs relating to compliance particularly to integrate the merged companies’ internal controls and procedures to comply with the relevant provisions of the Sarbanes-Oxley Act of 2002, increased legal and audit costs, increased Board of Director and Audit Committee expenses and other integration costs. All of these items will be discussed in greater detail in the proxy statement that we file with respect to the proposed merger.

Item 7. FINANCIAL STATEMENTS

Reference is made to the Index to Financial Statements on page F-1 for a listing of the Company’s financial statements and notes thereto.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

We have performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Exchange Act) as of December 31, 2004. This evaluation was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on an accurate and timely basis.

Based on these steps, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, to provide reasonable assurance in a timely fashion, that material information required to be included in our periodic SEC reports such that our financial statements are fairly presented in conformity with generally accepted accounting principles.

During the course of our year-end audit, our independent auditors identified a non-cash financial input error in the Black-Scholes valuation calculation for options issued to certain contractors during the fourth quarter of 2004. The calculation was based on a ten year life for these options where the correct term was three years. This had the effect of overstating expenses by $37,262 and had a per-share impact of $0.01. In terms of SEC guidelines, any per-share impact of $0.01 or more is considered to be material. Accordingly our Chief Executive Officer and our Chief Financial Officer have concluded that the Company has a Material Weakness as defined by the Sarbanes-Oxley act of 2002 in its disclosure controls and procedures. This error has been corrected for the financial statements presented in this document. No financial information containing this error has been filed with the SEC or published. We engaged an external consultant with financial expertise and have undertaken an investigation of all of our financial input schedules and calculations used to prepare our December 31, 2004 financial statements. Based on this investigation, we have concluded that there are no other financial or computational errors in the preparation of our year-end financial statements. We have discussed this with our Audit Committee and Board of Directors.

Management believes that the root cause of the Material Weakness was due to the small number of employees dealing with accounting and financial matters. This has resulted in a limited ability for financial schedules and calculations, used in preparation of our financial statements, to undergo close scrutiny before the financial data is used to create our financial statements. Management believes that this problem will be significantly alleviated by the hiring of an additional finance and accounting professional. Management has discussed this with the Audit Committee, and has engaged such a professional.

The Company is committed to maintaining disclosure controls and procedures that are designed and maintained to ensure that information required to be disclosed in the reports the Company files with the SEC are recorded, processed and reported accurately. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.

Item 8B. OTHER INFORMATION

None.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Individuals serving as our executive officers and directors and their ages as of March 1, 2005 are as follows:

Name	Age	Position
John P. Yeros	54	Chairman
Mark J. Endry	49	President, Chief Executive Officer and Director
Mark A. Pougnet	44	Chief Financial Officer, Treasurer and Secretary
Patricia M. Lee	47	Chief Operating Officer
Rina Singer Delmonico	48	Director
Lawrence D. Firestone	46	Director
David E. Girard	49	Director
James M. Gumina	59	Director
Eric D. Murphy	44	Director
Kent Swanson	60	Director

JOHN P. YEROS (age 54) has served as our Chairman of the Board since he founded our company in March 2001. He also served as our President and Chief Executive Officer from August 2002 to October 2003 and our Secretary from July 2004 until February 2005.  Prior to establishing our company, Mr. Yeros was the founder and Chairman of Medix Resources (now Ramp Corp.; AMEX:RCO, formerly International Nursing Services, Inc.,) from 1988-2000, and President and Chief Executive Officer from April 1996 to October 1999. Medix Resources developed and marketed software used in the healthcare industry to facilitate communications between physicians and related businesses such as labs and pharmacies. International Nursing Services was a temporary staffing agency for nurses. From 1977-1988, Mr. Yeros obtained substantial experience in the securities industry, serving with the brokerage houses of Merrill, Lynch, Pierce, Fenner & Smith Incorporated (account executive), E.F. Hutton & Company, Inc. (account executive), Hanifen, Imhoff Inc.(officer and branch manger), and B.C. Christopher (officer and branch and territory manager). Mr. Yeros holds a bachelors degree in Education from Wichita State University.

MARK J. ENDRY (age 49) has served as our Chief Executive Officer and President since October 2003. Before joining our company in his executive officer role, Mr. Endry served on our company’s Advisory Board from March 2002 to October 2003. Prior to joining our company, Mr. Endry was Senior Vice President and Chief Information Officer for J. D. Edwards & Company, a business software provider, now Oracle Corporation from November 1995 to September 2003.   During his 8-year career with J.D. Edwards, he was responsible for leading the company’s IT strategies and operations, including managing domestic and international applications, knowledge management, web services, telecommunications and network environments.  Mr. Endry won several industry recognition awards, including “Colorado CIO of the Year,” and “Computerworld Premier 100 IT Leader.”

MARK A. POUGNET (age 44) has served as our Chief Financial Officer and Treasurer since March 2004 and as our Secretary since February 2005. Prior to that he was our interim Chief Financial Officer from December 2003 to February 2004. From February 2003 to November 2003, Mr. Pougnet was Vice President of Global Operations of Avaya Communication’s Service Provider Division. Avaya is a communication systems, applications and services provider. He also operated a CFO consulting company, Pacific Mountain Consulting, from August 2002 to February 2003. From June 2000 to August 2003 he was founder, director and Chief Financial Officer of Avalanche Technology, Inc., a company involved in the off-shore software development business where he managed significant international operations. From April 1997 to June 2000 he was a Service Line Director of the Business Process Outsourcing division of the audit and consulting firm Arthur Andersen LLP. Mr. Pougnet holds a bachelors degree in commerce and a masters in accounting from the University of Natal in South Africa. He is a member of the Colorado Society of Certified Public Accountants.

PATRICIA M. LEE (age 47) has served as our Chief Operating Officer since March 2004. Prior to joining our company Ms. Lee worked for McDATA Corporation, a worldwide provider of network storage solutions, as Vice President, Sales Operations from August 2003 to February 2004 and Vice President, Original Equipment Manufacturing from August 2002 to

August 2003. From November 2001 to March 2002  Ms. Lee was general manager of Pentastar Communications, Inc., a company engaged in the distribution of US West Inc. broadband products across the United States. From February 1998 to August 2001 Ms. Lee was Vice President, Sales with the regional telephone company Qwest Communications International Inc. Prior to Qwest, Ms. Lee was employed for seventeen years in the sales organization of the document management solutions provider Xerox Corp. She holds a bachelors degree in Education from Emporia State University.

RINA SINGER DELMONICO (age 48) has served as a director of our company since September 2003. Ms. Delmonico is the Chief Executive Officer of REN, Inc., a company she founded in April 1997. REN, Inc. is a company that manages implementation of software ranging from finance applications to call center management suites, from security tools to manufacturing-facility software. Ms. Delmonico also serves as the Executive Director of the University of Colorado-Denver’s Center for Information Technology Innovation and serves on several advisory boards for other universities and corporate entities. She is also a State of Colorado Information Management Commissioner, a role to which Colorado Governor Bill Owens appointed her. In this capacity, she is intimately involved in helping the state’s Chief Information Officer to manage Colorado’s overall IT needs. During her 30 year career in IT she has held key management and high tech leadership positions at the following noteworthy business and corporations:  From March 1996 to January 2000, Ms. Delmonico served as Executive Vice President and Chief Information Officer for fitness equipment manufacturer Schwinn Cycling and Fitness Inc.  SVP of Corporate MIS for First Data Corporation; Director of IT for Manville/Schuller Corp.; and a long-standing, progressively evolving career at Citicorp/Citibank where her last position was SVP of IT for their Nevada site. Ms. Delmonico holds an Accelerated MBA from the University of Colorado’s Executive MBA program.

LAWRENCE D. FIRESTONE (age 46) was appointed as a director of our company in August 2004 and will serve as the chair of the audit and corporate governance committee.  Mr. Firestone is the Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Applied Films Corporation (NASDAQ: AFCO), and has served in that role since 1999.  Applied Films is a supplier of thin film deposition equipment to several industries with global operations.  From 1996 to 1999 he was Vice President and Chief Operating Officer for Avalanche Industries, Inc. a contract manufacturing company.  Mr. Firestone’s background is in capital finance, public company management, startup, growth and turnaround companies, international operations, acquisitions and divestitures.  He holds a bachelors degree in business administration with a concentration in accounting from Slippery Rock State College.

DAVID E. GIRARD (age 49) has served as a director of our company since May 2002. Mr. Girard is currently retired. He has held a wide variety of positions during his 20 years in the computer software industry. Most recently, from February 2003 to February 2004, Mr. Girard served as the senior Vice President of Sales and Service for Cyclone Commerce, a provider of solutions for information exchange between businesses. From November 1998 until he retired in February 2001, Mr. Girard served as Chief Operating Officer of J.D. Edwards & Company, now PeopleSoft, Inc. In this capacity he was responsible for marketing, product development, and worldwide field operations. Mr. Girard holds a bachelors degree in marketing from the University of Connecticut.

JAMES M. GUMINA, Ph.D. (age 59) has served as a director of our company since April 2001. From April 2001 until June of 2003, Dr. Gumina served as our Executive Vice President and Chief Culture Officer. Dr. Gumina has spent the last 23 years of his professional career focusing on organization development activities linked to creating, maintaining and enhancing corporate cultures. Prior to joining our company, he served as Vice President, Human Resources and Organization Development for J. D. Edwards & Company, now PeopleSoft, Inc. from December 1998 to June 2000. Between June 2000 and April 2001 Mr. Gumina operated a private consulting practice focusing on organizational development activities, and as of September of 2004, resumed such private consulting practice. Dr. Gumina holds a bachelors degree in psychology from Carroll College, and a masters and Ph. D. in psychology from the University of Wisconsin-Milwaukee.

ERIC D. MURPHY (age 44) has served as a director of our company since July 2001.  Mr. Murphy is Senior Partner and Vice President of Consulting for Computer Sciences Corporation, or CSC, and has served in that role since August 2001. CSC is an information technology services firm. Prior to CSC, he served as Executive Vice President of Corporate and Business Development for Agilera, Inc., an applications service provider from November 1999 to May 2001. From October 1997 until November 1999, Mr. Murphy was a Partner in the Management Consulting business of Ernst & Young LLP. Mr. Murphy holds a bachelors degree in petroleum engineering from Marietta College.

KENT SWANSON (age 60) has served as a director of our company since December 2001. Mr. Swanson spent 33 years of his career with Accenture Ltd., an international consulting firm, before retiring in September 2001. As a Senior Partner in the firm he was responsible for multiple and varied functions, including managing client service delivery for a wide range of industries and geographies, launching and developing Accenture’s successful global outsourcing business both domestically and internationally, leading both B2B and mobile commerce initiatives, and serving as interim Chief Executive Officer for Exostar, LLC, an aerospace and defense industry eCommerce exchange founded by The Boeing Company, Lockheed-Martin Corporation, Raytheon Company and British Aerospace Public Limited Company. Mr. Swanson holds a bachelors degree in business from the University of Minnesota and an MBA from the University of Chicago.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The code of ethics is located on our Internet web site at http://www.ehyperspace.com.  Any amendments to or waivers from a provision of this code of ethics will be posted on our web site.

POLICY ON SHAREHOLDER COMMUNICATION

Our policy on shareholder communication with the board of directors can be found on our web site at http://www.ehyperspace.com. Our shareholders may contact the board of directors as a group or an individual director by U.S. Postal mail directed to the Chairman of the board of directors, c/o the Secretary of HyperSpace, at 8480 East Orchard Road, Suite 6600, Greenwood Village, Colorado 80111. Shareholder communications received by our secretary will be promptly forwarded to the specified director addressed or to the full board of directors, as applicable. Shareholders should clearly specify in each communication, the name of the individual director or group of directors to whom the communication is addressed.

AUDIT AND CORPORATE GOVERNANCE COMMITTEE

Our board of directors has established an audit and corporate governance committee, which is comprised of three independent directors, Messrs. Firestone (chair), Swanson and Murphy. The audit and corporate governance committee assist the board in overseeing and reviewing: (1) the integrity of our financial reports and financial information provided to the public and to governmental and regulatory agencies; (2) the adequacy of our internal accounting systems and financial controls; (3) the annual independent audit of our financial statements, including the independent auditor’s qualifications and independence; and (4) our compliance with law and ethics programs as established by management and the board. In its audit committee role, the audit and corporate governance committee:

•                  Has have sole authority to select, evaluate, terminate and replace our independent auditors;

•                  Has have sole authority to approve in advance all audit and non-audit engagement fees and terms with our independent auditors;

•                  Reviews the activities, plan, scope of authority, organizational structure and qualifications of any persons overseeing our accounting and financial reporting processes and the audits of our financial statements; and

•                  Reviews our audited financial statements, public filings and earnings press releases prior to issuance, filing or publication.

In addition, in its corporate governance committee role, the committee will develop corporate governance guidelines for our company and recommend such guidelines to our board of directors. The committee reviews and makes recommendations on matters involving general operation of the board and its committees, and will annually recommend to the board nominees for each committee of the board.

The specific functions and responsibilities of the audit and corporate governance committee are set forth in the audit and corporate governance committee charter available on our web site at http://www.ehyperspace.com. Mr. Firestone chairs our audit and corporate governance committee and he qualifies as an audit committee “financial expert” as defined under SEC and American Stock Exchange rules and regulations and the other members of our audit and corporate governance committee satisfy the financial literacy requirements for audit committee members under current such rules and regulations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish HyperSpace with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that, during fiscal year 2004, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons.

Item 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information concerning compensation for services rendered to HyperSpace in all capacities for the years ended December 31, 2004, 2003 and 2002 by our Chief Executive Officer, each of our other most highly compensated executive officers whose total salary and bonus exceeded $100,000 in 2004.

						Long-
						Term
	Annual Compensation					Compensation
					Other	Awards
					Annual	Options	All Other
Name and Principal				Bonus	Compensation	Grants	Compensation
Position	Year	Salary ($)		($)(1)	($)	(#)	($)(7)

Mark J. Endry	2004	$220,000		$100,000	—	—	—
Chief Executive Officer	2003	$36,164		—	—	107,143	—
& President(4)	2002	—		—	—	—	—

John P. Yeros	2004	$193,029		—	—	—	—
Chairman & Assistant	2003	$148,000		—	—	—	—
Secretary (10)	2002	$98,077		—	—	3,571	—

Mark A. Pougnet	2004	$159,308	(2)(3)	$10,000	—	31,429	—
Chief Financial Officer,	2003	$5,000	(2)	—	—	8,571	—
Treasurer & Secretary	2002	—		—	—	—	—

Patricia M. Lee	2004	$141,923		$52,500	—	85,714	—
Chief Operating	2003	—		—	—	—	—
Officer(5)	2002	—		—	—	—	—

Michael P. Lynch	2004	$125,000		—	—	7,429	$1,395
VP, Business	2003	$120,031		—	—	—	—
Development	2002	$37,500	(8)	—	—	38,571	—

David J. Bauch	2004	$120,181		—	—	9,286	$1,621
VP, Research &	2003	$111,400		—	—	—	—
Development	2002	$105,536		—	—	35,714	—

Former Officer:

Vincent T. Jordan	2004	$83,750	(6)	—	—	—	—
Former Chief Operating	2003	$100,000		—	—	6,250	—
Officer	2002	$24,171	(9)	—	—	47,143	—

(1) Includes sales commissions.
(2) Includes fees earned as a consultant before becoming a full-time employee in March 2004. Mr. Pougnet became a full-time employee in March 2004.
(3) Includes an award of stock in lieu of salary of $20,000.
(4) Appointed in October 2003.
(5) Appointed in March 2004.
(6) Mr. Jordan was our COO until March 2004 and resigned from our company in September 2004.
(7) Comprised entirely of a 401(K) voluntary match by HyperSpace.
(8) Represents an award of stock in lieu of salary of $37,500.
(9) Includes an award of stock in lieu of salary of $12,500.
(10) Mr. Yeros was our CEO until October 2003.

Option Grants in Fiscal Year 2004

The following table provides information regarding stock options granted to the individuals listed in the Summary Compensation Table during the fiscal year ended December 31, 2004.

Name	Number of Securities Underlying Options Granted (#) (1)		Percent of Total Options Granted to Employees in Fiscal Year (2)	Exercise Price ($)	Expiration Date
Mark J. Endry	—		—	—	—
John P. Yeros	—		—	—	—
Mark A. Pougnet	21,429	(3)	12%	$4.38	4/1/2014
	10,000	(4)	5%	$2.42	12/1/2014
Patricia M. Lee	85,714	(5)	47%	$4.38	3/22/2014
Michael P. Lynch	7,429	(6)	4%	$4.38	3/23/2014
David J. Bauch	9,286	(7)	5%	$4.55	4/20/2014
Vincent T. Jordan	—		—	—	—

(1)All options are subject to the terms and conditions of the 2001 Equity Incentive Plan.  The options expire ten years from the date of grant, unless cancelled earlier as a result of termination of employment.  The exercise price of the options is the fair market value of our common stock on the grant date.

(2)We granted stock options to purchase 183,572 shares of our common stock to employees and officers in 2004.

(3)These options vest on a three year schedule, with one-third of the options becoming exercisable one year after the date of grant, an additional one-third becoming exercisable one year thereafter and the final one-third becoming exercisable one year thereafter.

(4)These options vest in full on December 1, 2005.

(5)These options vest on a three year schedule, with one-third of the options becoming exercisable one year after the date of grant, an additional one-third becoming exercisable one year thereafter and the final one-third becoming exercisable one year thereafter.

(6)These options vest in full on March 23, 2005.

(7)These options vest on a two year schedule, with one-half of the options becoming exercisable one year after the date of grant, and the final one-half becoming exercisable one year thereafter.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information regarding option exercises in 2004 and options held as of December 31, 2004 by each of the individuals listed in the Summary Compensation Table.

			Number of
			Securities		Value of
			Underlying		Unexercised
	Shares		Unexercised		In-the-Money
	Acquired		Options Held at		Options at
	On	Value	December 31,		December 31,
	Exercise	Realized	2004 (#)		2004 ($) (1)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark J. Endry	—	$—	50,000	71,429	$—	$—
John P. Yeros	—	—	0	0	—	—
Mark A. Pougnet	—	—	8,571	31,429	—	500
Patricia M. Lee	—	—	0	85,714	—	—
Michael P. Lynch	—	—	25,714	20,286	—	—
David J. Bauch	—	—	35,714	9,286	—	—

(1)Amounts are based on the closing price of HyperSpace common stock on December 31, 2004, as reported on the American Stock Exchange, which was $2.47. There is no guarantee that if and when these options are exercised they will have this value. An option is “in-the-money” if the fair market value of the underlying shares exceeds the exercise price of the option.

Employment Agreements and Termination of Employment and Change in Control Arrangements

Mr. Yeros.  In December, 2004, the Amended & Restated Founder’s Employment Agreement, negotiated and entered into with  Mr. Yeros prior to the effective date of our initial public offering, became effective.  Mr. Yeros’ Amended and Restated Founder’s Employment Agreement provides (i) for an annual base salary of $200,000; (ii) for a term of  one year, which term automatically renews for an additional year unless, at least 30 days prior to its expiration, either Mr. Yeros or HyperSpace, delivers written notice to the other that the term shall not be extended; (iii) that Mr. Yeros is entitled to participate in bonus or incentive compensation plans as determined at the discretion of our Board of Directors and entitled to receive other employee benefits established for our employees to the extent that he qualifies; and (iv) for certain non-competition, non-disclosure, and invention assignment requirements in favor of HyperSpace.

The Amended & Restated Founder’s Employment Agreement provides that if Mr. Yeros’ employment is terminated for reasons other than for death, disability or cause, he is entitled to receive: (i) his base salary for the unexpired term of the agreement plus an additional 18 months, and (ii) health and medical insurance benefits through the earlier of (a) the unexpired term of the agreement plus an additional 18 months, or (b) his enrollment, at his election, in a separate health and medical insurance benefit program.  If Mr. Yeros’ employment is terminated due to his disability, he and his family are entitled to receive his base salary and health and medical benefits for the longer of the remaining term of the agreement or 18 months.  If Mr. Yeros’ employment is terminated due to his death, his dependents (if covered immediately prior to his death) are entitled to receive health and medical benefits for the longer of the remaining term of the agreement or 36 months after his death.  If Mr. Yeros’ employment is terminated for cause, Mr. Yeros shall be paid, as severance, not less than an amount equal to thirty days salary.

Mr. Endry.  In October 2003, we entered into an Employment Agreement with Mr. Endry. Mr. Endry’s Employment Agreement was amended and modified by mutual agreement on May 5, 2004. Mr. Endry’s Amended and Restated Employment Agreement provides for an annual base salary of $200,000, and a three year term (deemed to have commenced as of October 2003) which is automatically extended for successive one year terms, unless we or Mr. Endry deliver notice to the other that the agreement will not be extended. The Amended and Restated Employment Agreement provides that Mr. Endry’s base annual salary will be increased to $300,000 commencing October 2004. Mr. Endry is also entitled to participate in the Executive Compensation and Bonus Plan, under which he received a bonus of $100,000 in 2004, will receive a bonus of $150,000 in 2005, and thereafter is entitled to receive an annual bonus of not less than 50% of his base salary per calendar year, payable upon completion of certain targeted goals, objectives and milestones established and approved by our Board of Directors. In connection with the Employment Agreement, Mr. Endry was also granted an option to purchase 107,143 shares of common stock from Mr. Yeros at an exercise price of $3.50 per share. In the event of a change in control (as determined under our 2001 Equity Incentive Plan) or the termination of his employment without cause, all of Mr. Endry’s unvested options will vest immediately. Mr. Endry is also entitled to receive other employee benefits established for our employees. Mr. Endry is subject to non-competition, confidentiality and invention assignment requirements in favor of HyperSpace under his employment agreement.

If Mr. Endry’s employment is terminated for reasons other than for death, disability or cause, he is entitled to receive his base salary for 18 months from the date of termination, payable within 30 days after the date of termination. The happening of any of the following events permits Mr. Endry to terminate his agreement with us and entitles him to receive payment of his base salary for 18 months after his agreement is terminated: our filing for bankruptcy protection, the sale of substantially all of our assets or our liquidation, a material change in his duties, compensation or benefits without his consent, or a change in control as defined in the Amended and Restated Employment Agreement. If, without cause, Mr. Endry’s employment agreement is not renewed, he is entitled to receive his base compensation equal to 18 months’ salary as of the date of termination, payable within 30 days after the date of termination. If Mr. Endry’s employment is terminated due to his death or disability, he and his dependents are entitled to receive his base salary and health and medical benefits through the date of his termination, reduced by any life or disability insurance benefits paid to him or his estate under policies for which we paid the premiums.

As discussed under the section “Liquidity and Capital Resources” above, the Company is currently in the process of renegotiating Mr. Endry’s Employment Agreement.

Mr. Bauch. In April, 2001, we entered into an Employment Agreement with Mr. Bauch. Mr. Bauch’s Employment Agreement was amended and modified by mutual agreement on April 20, 2004. Mr. Bauch’s Amended and Restated Employment Agreement provides for an annual base salary of $111,400 and a two year term from the date of the Amended and Restated Employment Agreement, which is automatically extended for one year terms, unless we or Mr. Bauch deliver notice to the other that the agreement will not be extended. Under the Employment Agreement and the Amended and Restated Employment Agreement, Mr. Bauch was granted options to purchase 35,714 shares of common stock at an exercise price of $3.50 per share pursuant to our 2001 Equity Incentive Plan and options to purchase 9,286 shares of common stock at an exercise price of $4.55 per share pursuant to our 2001 Equity Incentive Plan, respectively. Mr. Bauch is also entitled to receive other employee benefits established for our employees. Mr. Bauch is subject to non-competition, confidentiality and invention assignment requirements under his employment agreement.

If Mr. Bauch’s employment is terminated for reasons other than for death, disability or cause, he is entitled to receive his base salary for 90 days from the date of termination. The happening of any of the following events permits Mr. Bauch to terminate his agreement with us and entitles him to receive payment of his base salary for 90 days after his agreement is terminated: our filing for bankruptcy protection, the sale of substantially all of our assets or our liquidation, a material change in his duties without his consent, his removal as a member of our Board of Directors. If Mr. Bauch’s employment is terminated due to his death or disability, he and his dependents are entitled to receive his base salary and health and medical benefits through the date of his termination, reduced by any life or disability insurance benefits paid to him or his estate under policies for which we paid the premiums.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 25, 2005 regarding the beneficial ownership of our common stock by:

•                                          each person or entity known by us to own beneficially more than 5%, in the aggregate, of our outstanding common stock;

•                                          each of our executive officers;

•                                          each of our directors; and

•                                          all of our current directors and executive officers as a group.

Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Except as otherwise indicated, the address for each shareholder is c/o HyperSpace Communications, Inc., 8480 East Orchard Road, Suite 6600, Greenwood Village, Colorado 80111.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this prospectus are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of March 25, 2005, we had 3,732,429 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Executive Officers and Directors
John P. Yeros (1)	826,320	21.85
Mark J. Endry (2)	209,141	5.32
Mark A. Pougnet (3)	70,198	1.85
Patricia M. Lee (4)	28,571		*
Michael P. Lynch (5)	43,857	1.16
David J. Bauch (6)	40,357	1.07
Rina Singer Delmonico (7)	7,143		*
Lawrence D. Firestone (8)	10,000		*
David E. Girard (9)	79,055	2.08
James M. Gumina (10)	103,571	2.72
Eric D. Murphy (11)	17,857		*
Kent Swanson (12)	223,210	5.87
All directors and current executive officers as a group (12 persons) (13)	1,659,281	43.61

*                               Less than 1%

(1)Includes 7,143 shares held by James Yeros, Mr. Yeros’ brother, 7,143 shares held by William Yeros, Mr. Yeros’ brother and 7,143 shares held jointly by Vali Jones and John Yeros, Mr. Yeros’ sister and father, respectively. Mr. Yeros disclaims beneficial ownership of any shares held by his siblings and his father. Includes warrants to purchase 50,000 shares of common stock exercisable within 60 days of February 28, 2005.

(2)Includes options to purchase 150,000 shares of common stock exercisable within 60 days of February 28, 2005, and warrants to purchase 50,000 shares of common stock exercisable within 60 days of February 28, 2005.

(3)Includes options to purchase 65,714 shares of common stock exercisable within 60 days of February 28, 2005.

(4)Includes options to purchase 28,571 shares of common stock exercisable within 60 days of February 28, 2005.

(5)Includes options to purchase 33,143 shares of common stock exercisable within 60 days of February 28, 2005.

(6)Represents options to purchase 40,357 shares of common stock exercisable within 60 days of February 28, 2005.

(7)Represents options to purchase 7,143 shares of common stock exercisable within 60 days of February 28, 2005.

(8)Represents options to purchase 10,000 shares of common stock exercisable within 60 days of February 28, 2005.

(9)Includes options to purchase 14,286 shares of common stock exercisable within 60 days of February 28, 2005, and warrants to purchase 50,000 shares of common stock exercisable within 60 days of February 28, 2005.

(10)Includes options to purchase 82,142 shares of common stock exercisable within 60 days of February 28, 2005.

(11)Includes options to purchase 14,286 shares of common stock exercisable within 60 days of February 28, 2005.

(12)Includes 110,000 shares of common stock held by BlueStreak 4 LLC, an entity controlled by Mr. Swanson, options to purchase 16,071 shares of common stock exercisable within 60 days of February 28, 2005, and warrants to purchase 52,357 shares of common stock exercisable within 60 days of February 28, 2005.

(13)Includes options to purchase 307,071 shares of common stock exercisable within 60 days of February 28, 2005, and warrants to purchase 202,357 shares of common stock exercisable within 60 days of February 28, 2005.

Securities Authorized For Issuance Under Equity Compensation Plan.

HyperSpace 2001 Equity Incentive Plan.  In February 2001, our Board of Directors adopted,

and our shareholders ratified, the HyperSpace 2001 Equity Inventive Plan, reserving 1,071,429 shares of common stock (subsequently reserving an additional 357,143 shares), subject to adjustment for dividends and other capital stock changes, for issuance under the 2001 Equity Incentive Plan. We amended the 2001 Equity Incentive Plan in July of 2004 to provide that no more than 871,619 options or warrants may be issued under the 2001 Equity Incentive Plan. As of March 25, 2005, there are 820,823 options outstanding under the 2001 Equity Incentive Plan.

HyperSpace 2004 Equity Incentive Plan.  In July of 2004, our Board of Directors adopted, and our shareholders ratified, the HyperSpace 2004 Equity Inventive Plan, reserving an additional 700,000 shares of common stock, subject to adjustment for dividends and other capital stock changes, for issuance under the 2004 Equity Incentive Plan. Under the 2004 Equity Incentive Plan the Board of Directors, or a committee thereof appointed to administer the 2004 Equity Incentive Plan, is authorized to issue options (both tax qualified and non-qualified) or restricted stock awards to directors, officers, employees, and consultants in order to attract, retain, and motivate persons believed to be necessary to promote our growth and profitability.

Under the 2004 Equity Incentive Plan the Board of Directors, or the committee thereof appointed to administer the plan, has the full power, authority, and discretion to select the directors, officers, employees, and consultants who will participate in the 2004 Equity Incentive Plan, determine the type (option or restricted stock grant) of awards and amount awards to be granted to participants in the 2004 Equity Incentive Plan, to set the vesting schedule and other terms and conditions of such awards, and to establish, amend, waive or modify rules for the administration of the 2004 Equity Incentive Plan.  As of March 25, 2005, there are no options or awards of restricted stock outstanding under the 2004 Equity Incentive Plan.

EQUITY COMPENSATION PLAN INFORMATION

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants.  These consist of the HyperSpace 2001 Equity Incentive Plan and the HyperSpace 2004 Equity Incentive Plan, each of which have been approved by our shareholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2004:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders:
2001 Equity Incentive Plan	658,821	$3.82	212,798
2004 Equity Incentive Plan	—	—	700,000

Equity compensation plans not approved by shareholders	—	—	—

Total	658,821	$3.82	912,798

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October of 2003, our founder and Chairman, John P. Yeros, purchased $200,000 worth of our series A preferred stock at a purchase price of $4.375 per share, or 45,714 series A preferred shares, at the same price, and on the same terms as all other series A participants. In addition, Mr. Yeros made additional loans to us.  Prior to our initial public offering, Mr. Yeros converted $75,000 of his loan balance into common stock at $3.50 per share.  As of December 31, 2004, we owed Mr. Yeros $57,338 in principal and accrued interest on this loan.

In 2002, BlueStreak 4 LLC, an entity controlled by Kent Swanson, one of our directors, purchased 110,000 shares of our common stock in a private offering at a purchase price of $3.50 per share, at the same price, and on the same terms as all other participants in the private offering. In May of 2003, Mr. Swanson purchased $50,000 worth of convertible notes and warrants in our 2002-2003 bridge note and warrant purchase offering to accredited investors, at the same price, and on the same terms as all of the other participants in the bridge note and warrant offering, which notes are convertible into shares of our common stock at a price of $3.50 per share, with 1,786 warrants exercisable at $3.85 per share. In October 2003, Mr. Swanson purchased $50,000 worth of our series A preferred stock at a purchase price of $4.375 per share, or 11,429 series A preferred shares, at the same price, and on the same terms as all other series A participants. In February and April of 2004, Mr. Swanson purchased $55,000 worth of convertible notes and warrants in our 2004 bridge note and warrant purchase offering to accredited investors, at the same price, and on the same terms as all of the other participants in the bridge note and warrant offering, which notes are convertible into shares of our common stock at a price of $4.375 per share, with 4,125 warrants exercisable at $4.375 per share. In April 2004, Mr. Swanson agreed to convert this bridge note into common stock prior to this offering. In return, we granted Mr. Swanson 4,125 additional warrants and lowered the conversion price of all of Mr. Swanson’s warrants to $3.50 per share.

In August of 2004, to supply to us additional bridge financing, (i) John Yeros, our founder and Chairman, (ii) Mark Endry, our President, CEO and a director, (iii) Kent Swanson, a director, and (iv) David Girard, a director, each purchased from the Company $100,000 worth of unsecured promissory notes, bearing interest at 12% per annum, due and payable within 180 days, together with 50,000 warrants to purchase common stock at an exercise price of $4.46 per share, expiring August 2009, for an aggregate investment of $400,000 and the issuance of an aggregate of 200,000 warrants, exercisable until August 2009, at an exercise price of $4.46 per share.  We repaid these bridge loans plus all accrued interest in full in October 2004.

We have incurred fees to Bathgate Capital Partners, a registered broker-dealer, for raising debt and equity for us. Steve Bathgate controls Bathgate Capital Partners and is a former director of our company. Mr. Bathgate resigned his board position in January 2004. We paid the following amounts to Bathgate Capital Partners in 2002—$32,000 in cash and $22,000 by issuing stock; in 2003—$8,000 in cash, 25,643 warrants (exercise price of $3.50 each and expiring February 12, 2008) and $35,000 by issuing stock; and in 2004, $62,000 in cash, 13,286 warrants in March 2004 (exercise price of $4.38 each and expiring March 31, 2009) and 1,786 warrants in April 2004 (exercise price of $4.38 per share and expiring April 5, 2009). We paid no other compensation to Bathgate Capital Partners or Mr. Bathgate for these services. Since inception, we have used other non-related organizations to perform similar services, on terms and conditions substantially similar to those in the Bathgate Capital Partners arrangements. Accordingly, we believe that our relationship with Bathgate Capital Partners has been conducted on terms and conditions which are substantially similar to those other arrangements.  In November 2004 we retained Bathgate Capital Partners to perform certain investment banking services for four months.  For such services, we pay Bathgate Capital Partners $10,000 per month plus a contingent fee based on certain formulas if we acquire a company based on their involvement.

We have entered into indemnification agreements with each of our directors and officers and certain other employees that may, in some cases, be broader than the specific indemnification provisions contained in the Colorado Business Corporation Act.  The indemnification agreements may require us, among other things, to indemnify the directors and officers against certain liabilities, other than liabilities arising from willful misconduct of a culpable nature, that may arise by reason of their status or service as directors or officers.  These agreements also may require us to advance the expenses incurred by the directors and officers as a result of any proceeding against them as to which they could be indemnified.  We have a directors’ and officers’ insurance policy to cover our obligations under these agreements.

All future transactions between HyperSpace and its officers, directors, principal shareholders and affiliates will be approved by a majority of the independent and disinterested members of the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 13.  EXHIBITS

Exhibit No.	Document Description

2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC (1)

3.1	Amended and Restated Articles of Incorporation of the Registrant (2)

3.2	Bylaws of the Registrant (3)

4.1	Specimen unit certificate (4)

4.2	Specimen common stock certificate(3)

4.3	2001 Equity Incentive Plan(3)

4.4	2004 Equity Incentive Plan (5)

4.5	Form of Lock-up Agreement for officers and directors (5)

4.6	Form of Lock-up Agreement for certain shareholders (5)

4.7	Form of representatives’ option for purchase of units (6)

4.8	Form of Warrant Agreement (6)

4.9	Form of Warrant (4)

4.10

Irrevocable Proxy and Voting Agreement, dated as of March 20, 2005, by and among GTG PC Holdings, LLC, GTG-Micron Holding Company, LLC and each of John P. Yeros, Mark J. Endry, Mark A. Pougnet, David E. Girard, James M. Gumina, Kent Swanson and BlueStreak 4, LLC. (1)

10.1	Form of Software License Agreement (3)

10.2	Form of Software License Agreement—HyperTunnel Subscription (3)

10.3	Form of Software License Agreement—HyperWeb Subscription (3)

10.4	Founders Employment Agreement with John P. Yeros (3)

10.5	Executive Employment Agreement with Mark J. Endry (3)

10.6	Amended and Restated Employment Agreement with David J. Bauch (3)

10.7	Overture (Yahoo!) Click Through Agreement (3)

10.8	Google Click Through Agreement (3)

10.9	Form Bridge Note and Warrant Purchase Agreement (2002-2003) (3)

10.10	Form Bridge Note 2004 (3)

10.11	Form Bridge Warrant 2004 (3)

10.12	Form Peats Note and Warrant 2004 (3)

10.13	Form Yeros Note (3)

10.14	Amended and Restated Founders Employment Agreement with John P. Yeros (7)

10.15	Form of 2003 (Yeros) Line of Credit (3)

10.16	Letter Amendment to Founders Employment Agreement (3)

10.17	Sales Agent Agreement with Simentra Limited (2)

10.18	Reseller Agreement, dated effective as of March 20, 2005, between the Registrant and MPC Computers, LLC. (1)

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Chairman of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	*Certification of Chief Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of Chairman of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Filed herewith

(1)           Incorporated by reference to Exhibit Nos. 2.1, 99.1 and 99.2, respectively, to the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 20, 2005.

(2)           Incorporated by reference to Exhibit Nos. 3.1 and 10.17, respectively, to Amendment No. 4 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on August 6, 2004.

(3)           Incorporated by reference to Exhibit Nos. 3.2, 4.2, 4.3, 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.13, 10.15 and 10.16, respectively, to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on July 2, 2004.

(4)           Incorporated by reference to Exhibit Nos. 4.1 and 4.9, respectively, to Amendment No. 7 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 24, 2004.

(5)           Incorporated by reference to Exhibit Nos. 4.4, 4.5, and 4.6, respectively, to Amendment No. 3 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on July 23, 2004.

(6)           Incorporated by reference to Exhibit Nos. 4.7 and 4.8, respectively, to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 1, 2004.

(7)           Incorporated by reference to Exhibit No. 10.14 to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 28, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Ehrhardt Keefe Steiner & Hottman PC currently serves as our independent accountants, and that firm conducted the audit of our accounts for fiscal year 2004.  The Audit and Corporate Governance Committee has appointed Ehrhardt Keefe Steiner & Hottman to serve as independent accountants from September 30, 2004 to September 30, 2005 to conduct an audit of our accounts.  Representatives of Ehrhardt Keefe Steiner & Hottman PC are expected to be present at the Annual Meeting.  They will have the opportunity to make a statement if they desire to do so and are expected to be available to respond to appropriate questions.

Independent Auditor Fees

The aggregate fees billed for professional services rendered by Ehrhardt Keefe Steiner & Hottman PC for fiscal years 2004 and 2003 are as follows:

	2004	2003
Audit Fees (1)	$39,601	$24,050
IPO Related Fees (2)	$187,129	$—
Other Fees (3)	$—	$3,000
Total Fees	$226,730	$27,055

(1)Audit fees include fees for the audit of our annual financial statements and a, review of our third quarter 2004 financial statements

(2)Includes consents and other services related to our initial public offering and filings with the SEC.  In 2003 there were no such services.

(3)The amount paid in 2003, prior to our initial public offering, was for miscellaneous financial consulting services.  In November 2004, the Company retained Deloitte & Touche LLP to provide tax services.  Ehrhardt Keefe Steiner & Hottman PC provides no tax services and Deloitte & Touche LLP provides no audit services.

The Audit and Corporate Governance Committee has determined that all services performed by Ehrhardt Keefe Steiner & Hottman PC are compatible with maintaining the independence of Ehrhardt Keefe Steiner & Hottman PC.

Audit and Corporate Governance Committee Pre-Approval Policy

The Audit and Corporate Governance Committee has adopted a policy for the pre-approval of all audit and non-audit services provided by our independent accountants.  The policy is designed to ensure that the provision of these services does not impair the accountants’ independence.  Under the policy, any services provided by the independent accountants, including audit, audit-related, tax and other services, must be specifically pre-approved by the Audit and Corporate Governance Committee.

The Audit and Corporate Governance Committee may delegate pre-approval authority to one or more of its members.  The member or members to whom such authority is delegated are required to report any pre-approval decisions to the Audit and Corporate Governance Committee at its next scheduled meeting.  The Audit and Corporate Governance Committee does not delegate responsibilities to pre-approve services performed by the independent accountants to management.

For 2004, all audit and non-audit services provided by our independent accountants were pre-approved.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HyperSpace Communications, Inc.

Date: March 31, 2005	/s/ Mark J. Endry
Mark J. Endry
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer,	March 31, 2005
/s/ Mark J. Endry	President and Director
Mark J. Endry	(Principal Executive Officer)

	Chief Financial Officer,	March 31, 2005
/s/ Mark A. Pougnet	Treasurer & Secretary
Mark A. Pougnet	(Principal Financial Officer
and Accounting Officer)

/s/ John P. Yeros	Chairman of the Board	March 31, 2005
John P. Yeros

/s/ Rina Singer Delmonico	Director	March 31, 2005
Rina Singer Delmonico

/s/ Lawrence D. Firestone	Director	March 31, 2005
Lawrence D. Firestone

/s/ David E. Girard	Director	March 31, 2005
David E. Girard

/s/ James M. Gumina	Director	March 31, 2005
James M. Gumina

/s/ Eric D. Murphy	Director	March 31, 2005
Eric D. Murphy

/s/ Kent Swanson	Director	March 31, 2005
Kent Swanson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

HyperSpace Communications, Inc.

Greenwood Village, Colorado

We have audited the accompanying balance sheets of HyperSpace Communications, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholders’ equity/ (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HyperSpace Communications, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

/s/ Ehrhardt Keefe Steiner & Hottman PC

January 21, 2005

Denver, Colorado

HYPERSPACE COMMUNICATIONS, INC.

Balance Sheets

	December 31, 2004	December 31, 2003

ASSETS
Current Assets
Cash and Cash Equivalents	$5,875,481	$27,429
Accounts Receivable	$158,998	$291,913
Other Current Assets	$106,182	$13,361
Total Current Assets	$6,140,661	$332,703

Non-Current Assets
Property & Equipment, net	$110,782	$127,806
Capitalized software, net of accumulated amortization of $593,121 and $471,157	$298,570	$420,536
Intangible Asset, at cost	$—	$31,530
Total Non-Current Assets	$409,352	$579,872
TOTAL ASSETS	$6,550,013	$912,575

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities
Accounts Payable	$230,484	$220,993
Accrued Compensation	$83,522	$103,611
Deferred Revenue	$122,016	$152,089
Note Payable to Founder	$57,338	$128,272
Current Portion of Notes Payable & Debt	$664,627	$1,127,570
Total Current Liabilities	$1,157,987	$1,732,535

Long Term Liabilities
Long term Portion of Notes Payable	$425,000	$—
Total Long Term Liabilities	$425,000	$—
Total Liabilities	$1,582,987	$1,732,535

Commitments & Contingencies

Shareholders’ Equity/(Deficit)
Series A Convertible Preferred Stock, no par value; convertible to common stock at original issuance price, plus cumulative dividends of 10% per annum; limited to the first 5 years following issuance; liquidation preference of $941,753 (2003); all converted at the initial public offering; 1,000,000 authorized; all converted to equity (2004) and 211,714 (2003) shares issued and outstanding	$—	$926,250
Common Stock, no par value, 15,000,000 shares authorized; 3,732,429 and 1,378,541 shares issued and outstanding at 2004 and 2003, respectively	$12,087,134	$2,180,555
Accumulated Deficit	$(7,120,108)	$(3,926,765)
Total Shareholders’ Equity/(Deficit)	$4,967,026	$(819,960)
TOTAL LIABILITIES AND EQUITY	$6,550,013	$912,575

See notes to financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Statement of Operations for the years ended December 31,

	2004	2003
Revenues
License Fees	$237,109	$787,541
Service & Other	$220,741	$195,678
Total Revenues	$457,850	$983,219

Cost of Revenue
Amortization of Capitalized Software	$121,965	$405,194
Customer Support	$163,992	$268,012
Total Cost of revenue	$285,957	$673,206

Gross Profit	$171,893	$310,013

Operating Expenses
Research & Development	$617,949	$150,831
Impairment of Intangibles	$31,530	$85,296
Sales & Marketing	$786,045	$645,589
General & Administrative	$1,470,375	$923,087
Total Operating Expenses	$2,905,899	$1,804,803

Loss from Operations	$(2,734,006)	$(1,494,790)

Other (Income)/Expense
Interest Expense, net	$822,748	$345,395
Other Expenses	$5,099	$(1,276)
Gain on Settlement	$(440,999)	$—
Total Other (Income)/Expense	$386,848	$344,119

Net Loss	$(3,120,854)	$(1,838,909)

Preferred Dividends	$72,489	$15,503

Net Loss attributable to Common Shareholders	$(3,193,343)	$(1,854,412)

Basic and diluted weighted average Common Shares outstanding	2,014,666	1,300,721

Basic and diluted loss per Common Share	$(1.59)	$(1.42)

See notes to financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Statement of Changes in Shareholders’ Capital

For the Years Ended December 31, 2004 and 2003

						Total
	Common Stock		Preferred Stock		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)
Balance—December 31, 2002	1,283,642	$1,501,967	0	$—	$(2,072,353)	$(570,386)
Common stock issued in conversion of notes	78,573	$275,000	—	—	—	$275,000
Accretion of Series A preferred stock dividends	—	—	—	—	$(15,503)	$(15,503)
Conversion preference on convertible debt	—	$11,144	—	—	—	$11,144
Debt warrants issuance	—	$66,319	—	—	—	$66,319
Option to purchase shares granted Chairman to CEO	—	$112,500	—	—	—	$112,500
Preferred stock issued for cash	—	—	80,286	$351,250	—	$351,250
Preferred stock issued in conversion of notes	—	—	131,428	$575,000	—	$575,000
Stock and stock options issued for services	16,326	$74,312	—	—	—	$74,312
Stock options issued to employees	—	$139,313	—	—	—	$139,313
Net loss	—	—	—	—	$(1,838,909)	$(1,838,909)
Balance—December 31, 2003	1,378,541	$2,180,555	211,714	$926,250	$(3,926,765)	$(819,960)
Accretion of Series A preferred stock dividends					$(72,489)	$(72,489)
Common stock issued in conversion of notes	208,054	$728,202				$728,202
Conversion of a portion of a Loan from Founder	21,429	$75,000				$75,000
Conversion of all Preferred Stock and Accrued Dividends	241,827	$1,057,993	(221,714)	$(970,000)		$87,993
Conversion preference on convertible debt		$82,863				$82,863
Debt warrants issuance		$286,673				$286,673
Debt warrants issued to induce conversion and extend debt maturity		$76,456				$76,456
Exercise of Warrants	48,451	$164,813				$164,813
IPO Costs		$(2,809,284)				$(1,541,645)
IPO Proceeds	1,800,000	$9,900,000				$8,632,361
Options exercised	19,540	$62,500				$62,500
Preferred stock issued for cash		$—	10,000	$43,750		$43,750
Reduction of conversion exercise price to induce conversion to equity and to extend debt maturity		$150,800				$150,800
Stock issued for deferred offering costs	1,786	$8,125				$8,125
Stock issued for services	12,801	$55,700				$55,700
Stock options issued for Services		$39,406				$39,406
Stock options issued to employees		$27,332				$27,332
Net Loss					$(3,120,854)	$(3,120,854)
Balance—December 31, 2004	3,732,429	$12,087,134	0	0	$(7,120,108)	$4,967,026

See notes to financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2004	2003
OPERATING ACTIVITIES
Net Loss	$(3,120,854)	$(1,838,909)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	$69,150	$90,177
Amortization/impairment of capitalized software	$121,965	$405,194
Impairment of intangible assets	$31,530	$85,296
Settlement of liability for reduced amount	$(440,999)	$—
Accrued interest included in settlement payable	$—	$33,975
Options issued to employees	$27,332	$139,313
Warrants issued for debt issue costs and interest	$242,429	$9,163
Conversion preference with debt	$82,862	$11,144
Options for services	$39,406	$17,171
Stock for services	$22,500	$57,141
Stock Issued to Employees	$33,200
Accrued interest included in notes payable	$62,974	$50,027
Accretion of debt issue costs	$28,578	$100,746
Reduction of conversion price on debt to induce conversion and maturity extension on convertible debt	$150,800	$—
Warrants issued to induce conversion and maturity extensions on convertible debt	$76,454	$—
Options issued to officer from founder	$—	$112,500
Other Items	$—	$24,328
Changes in Assets and Liabilities
Accounts Receivable	$132,915	$(22,863)
Other Current Assets	$(92,821)	$(5,610)
Accounts Payable	$24,998	$29,063
Accrued Compensation	$(20,090)	$18,105
Deferred Revenue	$(30,073)	$59,888
Net Cash Used in Operating Activities	$(2,557,744)	$(624,151)

INVESTING ACTIVITIES
Purchase of Property and Equipment	$(52,126)	$(7,014)
Purchase of capitalized software	$—	$(245,325)
Net Cash Used in Investing Activities	$(52,126)	$(252,339)

FINANCING ACTIVITIES
Proceeds from Line of Credit	$—	$95,500
Line of Credit Repaid	$(95,500)	$—
Net Proceeds from Notes Payable	$1,650,000	$406,000
Payment of Note Payable	$(468,228)	$—
Net Proceeds from the Issuance of Preferred Stock	$43,750	$351,250
Warrants & Options exercised for Cash	$227,314	$—
RCI Settlement	$(42,500)	$—
Net Proceeds from the IPO	$9,900,000	$—
IPO Cash Expenses	$(2,756,914)	$—
Net cash provided by financing activities	$8,457,922	$852,750

Net cash increase for period	$5,848,052	$(23,740)
Cash at beginning of period	$27,429	$51,169
Cash at end of period	$5,875,481	$27,429

See notes to financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Statements of Cash Flows

Supplemental disclosure of cash flow information:

Cash paid for interest for the years ended December 31, 2004 and 2003 was $199,750 and $126,284, respectively.

No cash was paid for income taxes for the years ended December 31, 2004 and 2003.

Supplemental disclosure of non-cash activity:

During the year ended December 31, 2004, $728,202 of notes payable was converted to common stock and the Founder converted $75,000 of his Note into common stock, both at $3.50 per share.

During 2004 the Company raised gross proceeds from the IPO of $9,900,000. From this amount it paid    underwriters discount and expenses of $1,267,639 and paid other costs of $1,489,275.

During the year ended December 31, 2004 and 2003, the Company accrued dividends on preferred stock of $72,489 and $15,503.

In September 2004, the Company converted all of its outstanding Preferred Stock of $970,000 and accrued Preferred Stock dividends of $87,993, into 241,827 shares of Common Stock.

See notes to financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Notes to Financial Statements

Note 1—Description of Business and Summary of Significant Accounting Policies

HyperSpace Communications, Inc. (the Company) was formed in February 2001 as a company organized under the laws of the State of Colorado. The Company, based in Denver, Colorado, manufactures and markets HyperWeb™ and HyperTunnel™ software products, which accelerate web- and client/server-based applications over wider area networks, both terrestrial and wireless, thereby increasing performance and throughput and lowering costs for bandwidth, hardware, software, IT overhead and human resources while increasing employee productivity and customer satisfaction. The Company’s mission is to make companies more efficient and profitable through higher performance of mission-critical applications. The Company’s products are in production providing service to thirty of the largest companies across four continents

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. Such cash equivalents often exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings. Carrying values approximate fair value.

Concentrations of Credit Risk

The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, custom duties, various import controls and other non-tariff barriers, restrictions on the transfer of funds, commodity risks, general economic market conditions, adaptability of technology, and political instability. To date, these factors have not had a material adverse impact on the Company’s operations. Other than certain European agreements, which are usually denominated in Euros or GBP, most non-U.S. agreements are denominated in U.S. Dollars. In the future, if the number of Euro denominated agreements is significant the Company may consider buying forward currency cover to protect against currency fluctuations. For the year ended December 31, 2004 and 2003 the Company recorded $6,297 in foreign currency losses and $24,860, in foreign currency gains, respectively, due to Euro denominated agreements.

Due to growing customer base, the Company is subject to the risks of concentration of credit risk in a few customers. In 2004 the largest three customers accounted for 28% of revenues (32% in 2003) and at December 31, 2004 accounted for 67% (73% at December 31, 2003) of the accounts receivable balance. In addition, for 2004, approximately 54% of revenues (64% in 2003) were derived from sales made to U.S. based organizations or divisions.

As of December 31, 2004, and periodically throughout the reported years, the Company has maintained balances in operating accounts in excess of the U.S. Federal Deposit Insurance Corporation (FDIC) insured $100,000 limit. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk related to cash.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables.

Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at realizable value. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors including historical bad debt experience, the general economic environment, and the aging of its receivables. A considerable amount of judgment is required when assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. As of December 31, 2004 and December 31, 2003 the Company has determined that no reserve is necessary for doubtful accounts.

Software Development Costs

FASB 86 sets out the following treatment with respect to internally developed software and purchased software from third parties that the Company follows:

Pre-Feasibility Stage:  Costs incurred to establish the technological feasibility of a software program are expensed as incurred. For these purposes, technological feasibility is achieved when all planning, designing, coding, and testing has been sufficiently completed such that the program can be produced to meet its design specifications.

Post-Feasibility/Pre-Release Stage:  Costs incurred following technological feasibility but prior to commercial release are capitalized and recorded at cost. These costs are not applied against revenues generated during that period.

Post-Release Stage:  Commencing with commercial release of the program, costs that have accumulated in the R&D account are amortized over the program’s expected useful life.

The Company’s internal software development costs include application and tools development, translation, testing and localization costs incurred in producing software and associated documentation to be licensed to customers. The Company also may contract with third parties to develop and test software that will be licensed to customers. In addition, from time to time the Company purchases source code or product rights from third parties that will be integrated with the Company’s software.

As of December 31, 2004 and December 31, 2003, the Company has capitalized software costs (in accordance with the above criteria) associated with its HyperTunnel™ product of $298,570 and $373,213 respectively, net of amortization. HyperTunnel™ was commercially released in January 2004 and transferred to fixed assets. The Company is amortizing the costs on a straight-line basis over the estimated life of five years, with amortization of $74,643 for the year ended December 31, 2004. The Company had capitalized costs of the HyperWeb™ product on a straight-line basis over three years. This is fully amortized as of December 31, 2004. As of December 31, 2003, the HyperWeb™ balance net of amortization was $47,322.

Research and development (R&D) costs relating principally to the design and development of products (exclusive of costs capitalized under SFAS No. 86) are expenses as incurred. The costs of developing routine enhancements are expensed as R&D costs as incurred because of the short time between the determination of technological feasibility and the date of general release of related products.

The amortization of capitalized software costs is computed as the greater of a) the amount determined by ratio of the product’s current revenue to its total expected future revenue, or b) the straight-line method over the product’s estimated useful life. Amortization expense of capitalized software was $121,965 for the year ended December 31, 2004 and $405,194 for the year ended December 31, 2003, and is included in cost of revenues in the statements of income. Included in 2003 amortization is an impairment of approximately $191,000 related to one capitalized product no longer deemed viable.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 2 to 5 years.

Intangible Assets

Intangible assets include the amounts paid by the Company for patent application costs (patents pending), trademarks and intellectual property and are analyzed annually for impairment. Impairment of all trademarks and intellectual property was deemed necessary at year-end December 2003 resulting in an impairment of $85,296. As of December 31, 2004 the remaining capitalized Patent costs of $31,530 were expensed as they related to patents which have been pending for an extended period of time.

Long Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. As disclosed elsewhere in the financials, for the year ended December 31, 2003 the Company impaired software of $191,000 and intangibles of approximately $85,000 both related to products no longer used by the Company.

Deferred Stock Offering Costs

Expenses related to the offering have been accounted for as deferred offering costs. These were capitalized up to the IPO date and then charged to equity as a charged against the gross proceeds received in October 2004.  The total amount so charged was $1,541,645. There are no remaining capitalized costs as of December 31, 2004.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from capitalized software, deferred revenue and property and equipment.

Revenue Recognition

The Company derives revenues from the following sources: software license revenue and services revenue, which primarily consists of maintenance, consulting and training. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and other authoritative accounting literature.

License Fee Revenue

For software license agreements that do not require significant modification or customization of the software, the Company recognizes revenue when evidence of a non-cancelable, signed contingency-free agreement exists, any acceptance testing is complete, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable. In all other instances, revenue is deferred. Deferred revenue is recorded as a current liability until all the elements to be delivered at a future date and vendor specific evidence of acceptance have occurred.

Delivery of software is persuasive evidence of an arrangement. Sales through the Company’s distribution channels are evidenced by agreements governing the relationship together with purchase orders from the ultimate end customers. Delivery generally occurs when the customer has received an electronic media copy of the software or where the Company has evidence that the software has been downloaded by the customer from the Company.

If provided in a license agreement, acceptance provisions that grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications, the Company defers revenue recognition until acceptance by the customer or the acceptance period has lapsed. Generally customer agreements have no such provisions and as the likelihood of non-acceptance is remote, the Company generally recognizes revenue when all other criteria of revenue recognition are met.

Typically, the Company’s software licenses do not include significant post-delivery obligations to be fulfilled by the Company, and payments are due within 30 days from the date of delivery. For customers who pay license fees based on number of monthly subscribers under a utility-based pricing model and where the license allows for payment terms of more than 12 months from the date of delivery, revenue is recognized as payments become due assuming all other conditions for revenue recognition have been satisfied.

Services Revenue

Maintenance revenue is recognized ratably over the term of the maintenance agreement, typically one year. Consulting services generally do not involve significant modification or customization of the licensed software. Consulting and training revenues are usually charged on a time and materials basis and are recognized as the services are performed. Revenue from fixed price contracts is recognized on a percentage of completion basis, which involves the use of estimates. If the Company does not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or when the Company receives final acceptance from the customer. There were no fixed price contracts in place at December 31, 2004 or 2003. Revenue from agreements for supporting and providing periodic unspecified upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period.

Advertising Costs

The Company expenses advertising costs as incurred.

Research and Development Costs

Expenditures made for research and development are charged to expense as incurred.

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

Net loss available to common shareholders—as reported	$(3,193,343)	$(1,854,412)
Add: stock-based employee compensation included in net income	$27,332	$139,313
Deduct: total stock-based employee compensation expense determined under fair market value method for an award	$(349,582)	$(249,198)
Net loss available to common shareholders—pro forma	$(3,515,593)	$(1,964,297)
Basic loss per common share—as reported	$(1.59)	$(1.42)
Basic loss per common share—pro forma	$(1.75)	$(1.51)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. All options are granted at fair market value on the date of the grant. No options have been re-priced or had their maturities extended during 2004. In terms of the provisions of our Incentive Option Plans, employees, with vested options, who leave the employment of the Company, are required to exercise or forfeit their options within 90 days after leaving employment regardless of the exercise period of the initial grant.

The following are the weighted-average assumptions used at December 31, 2004 and 2003 for all Black-Scholes calculations in the financial statements:

	December 31,
	2004	2003

Approximate risk free rate	3.59%	2.90%
Average expected life	10 years	5 years
Dividend yield	—%	—%
Volatility	25.00%	25.00%

For the year ended December 31, 2003 and the six months ended June 30, 2004 the Company recorded stock options granted to employees as an expense in its Statement of Operations and an addition to common stock. During 2003 the Founder granted the new CEO an option to purchase 107,143 of his shares of company stock over a three-year period. The Company also recorded compensation for the transaction as the transaction is deemed to benefit the Company. Both transactions were recorded based on the difference between the exercise price and the fair value of the common stock.

For stock issued to employees for services, the company uses the fair value of the common stock on the date of issuance to determine the number of shares of common stock to issue employees.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivables, prepaids, accounts payable and accrued expenses approximated fair value as of December 31, 2004 and 2003 because of the relatively short maturity of these instruments. The carrying amounts of notes payable and debt issued approximated fair value as of December 31, 2004 and 2003 because interest rates on these instruments approximate market interest rates.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R “Share-Based Payment,” a revision to FASB No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion NO. 25, and requires public companies to recognize a compensation expense an amount equal to the fair value of share-based payments granted, such as employee stock options. This is based on the grant-date fair value of those instruments. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers such as us, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position. The impact will largely be due to the selection of either the Black-Scholes or the binominal lattice model for valuing options. The adoption of this standard, in the first quarter of 2006, will have no impact on the Company’s cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic Loss Per Share

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (FAS 128). For the years ended December 31, 2004 and December 31, 2003, total stock options, stock warrants, preferred stock and convertible debt of 4,923,251 and 1,073,255 respectively were not included in the computation of loss per share because their effect was antidilutive; however, if the Company were to achieve profitable operations in the future, they could potentially dilute such earnings.  The Company’s basic and diluted loss per share is equivalent and accordingly only basic loss per share has been presented.

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

HYPERSPACE COMMUNICATIONS, INC.

Notes to Financial Statements

Note 2—Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2004	2003
Computer Equipment	$218,985	$218,985
Office Equipment	$167,202	$115,076
Software	$26,051	$26,051
	$412,238	$360,112
Less Accumulated Depreciation	$(301,456)	$(232,306)
	$110,782	$127,806

Depreciation expense for the years ended December 31, 2004 and 2003 was $ 69,150 and $90,177, respectively.

Note 3—Notes Payable and Debt

	December 31,	December 31,
	2004	2003

Convertible Bridge Loans	$1,089,627	$577,149
Line-of-Credit	$—	$95,500
Amounts due to RCI	$—	$483,499
Debt Issuance Costs	$—	$(28,578)
	$1,089,627	$1,127,570
Long-term Portion of Convertible Bridge Loans	$425,000	$—
	$664,627	$1,127,570

All amounts are inclusive of accrued interest.

The Bridge Loans and Notes Payable have been issued at various interest rates between 9% and 12% per annum. On September 30, 2004 prior to the IPO: certain Bridge Loans, and accrued interest, were automatically converted to equity and certain other Bridge Loans, and accrued interest, voluntarily converted to equity. All Bridge Loans were issued in conjunction with warrants to purchase common stock. Our founder also converted $75,000 of his Note to common stock in September 2004, immediately prior to the IPO.

With respect to the Founder’s Note; he has the right, at any time prior to payment (or pre-payment), to convert all or any part of the then outstanding balance of principal and interest under this Note into shares of common stock at the conversion price of  $3.50 per share.  The note is repayable in September 2005. Interest is accrued at 9% on this note.

With respect to the Convertible Bridge Loans, $620,000 is due September 2005 and $425,000 due April 2006 plus accrued interest. The Holder shall have the right, at any time prior to payment (or pre-payment), to convert all or any part of the then outstanding balance of principal and interest under this Note into shares of common stock at the conversion price of $4.375 and $3.50 per share, respectively. The notes have detachable warrants for purchase of common stock. The value of the warrants was recorded as interest expense. Debt issue costs of $104,500 were recorded on the note and are being amortized to interest expense over the life of the note. All assets of the Company collateralize the notes. A beneficial conversion feature of $233,662 is recorded on the notes, which was recorded as interest expense when the debt was issued. These notes have registration rights.

In March 2001, the Company purchased the assets of RCI with an outstanding note of $353,403 at 0% interest and due on March 5, 2004. As a consequence of the acquisition of the assets from RCI, certain RCI principals became employees of the Company. Within a few months of the acquisition in March 2001, the RCI principals left the Company. In January 2004, the Company filed certain claims against RCI claiming a breach of the terms of the sale of the assets. In March 2004, the Company settled all aspects of this claim, in full, for $42,500. In 2004, the Company has recorded a gain on this settlement in the amount of $440,999.

The Bridge Notes Received from Directors in August 2004 had 200,000 detachable warrants to purchase common stock. The value of these warrants of $208,148 was booked as interest expense during the quarter ended September 30, 2004. These Bridge Notes received from Directors were repaid in October 2004.

In October 2004, the bank Line-of-Credit was repaid.

Note 4—Shareholders’ Equity

2003 Stock Issuances

During 2003, the Company issued 16,326 shares of common stock at an average price of $2.63 per share or $43,000 of services, of which $35,000 was to an entity controlled by a former director.   During 2003, Convertible Notes Payable in the amount of $275,000 was converted into 78,571 shares of common stock and $375,000 converted into 85,713 Preferred Shares. Also in 2003, the Company closed its private placement offering of shares of Preferred Stock at $4.38 per share. 80,286 shares of Preferred Stock were issued for $351,250 during 2003 for new cash investments into the Company, of which 11,429 shares was to an entity controlled by a current company director under same terms as other participants. Additionally, the majority shareholder converted $200,000 in a short-term loan to 45,715 shares of Preferred Stock during 2003.

2004 Stock Issuances

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

On October 1, 2004 the Company’s Registration Statement on Form SB-2 was declared effective by the

US Securities and Exchange Commission and the Company sold its units to the underwriters on a firm commitment basis and listed its units on the American Stock Exchange under the symbol HCO.U. In the initial public offering the Company sold 1.8 million units to underwriters at $5.0325 per unit, which is net after the underwriter’s discount of 8.5% ($5.50 per unit prior to the discount). The net proceeds to the Company, after deducting the offering costs and expenses were approximately $7.1 million. The underwriters paid for the units on October 6, 2004.

In 2004, the Company also had the following issuances of Common Stock: $164,813 received from the exercise of warrants into 48,451 shares, $728,202 from the conversion of debt into 208,054 shares, $75,000 from the conversion of a portion of the Founder’s loan into 21,429 shares, $1,057,993 from the conversion of all Preferred Stock and accumulated Preferred Dividends into 241,827 shares prior to the IPO, $62,500 from the exercise of 19,540 stock options, 1,786 shares for $8,125 in IPO costs and 12,801 shares issued for $55,700 in services received by the Company.

Preferred Stock

Between April 2003 and January 2004, the Company issued 221,714 Series A preferred shares at $4.38 per share for a total of $970,000. Holders of Series A preferred stock were entitled to receive cumulative annual dividends, at the rate of 10% of the original issue amount. These shares had a mandatory conversion feature if the Company consummates a public offering of the Company’s common stock for total proceeds of at least $3 million. As the Company completed an IPO in October 2004, in excess of $3 million, these shares, and accrued preferred dividends to September 30, 2004, in the amount of $87,993, have been converted into 241,827 ordinary shares of the Company at September 30, 2004.

As of September 30, 2004 and December 31, 2003, the Company accrued dividends $87,993 and $15,503 on Preferred Stock.  These amounts were converted into Common Stock as described above.

Stock Options

In September 2001, the Company established an Incentive Stock Option Plan (the 2001 Option Plan). The options that were granted vest over a period of time ranging from one to two years with a term of not more than 10 years and exercise price was equal to the fair market value of the stock at date of grant. A total of 1,428,571 shares of common stock are authorized for issuance under the 2001 Option Plan. Generally options have been granted to employees, third party consultants and members of the Board of Directors.

In July 2004, the Company’s Board and shareholders voted to provide that not more than 871,619 options be issued under the 2001 Option Plan and also voted to create the 2004 Equity Incentive Plan (the 2004 Option Plan) which reserves an additional 700,000 shares of common stock for issuance as options or restricted stock. As of December 31, 2004, no issuances have taken place under the 2004 Option Plan.

For the employee options of 183,572 and 132,678 granted in 2004 and 2003, respectively, the Company has recorded an expense in the amount of $27,332 and $139,313 based upon an estimated fair market value of the Company’s stock on the date of issuance. During 2003 the Founder granted the new CEO an option to purchase 107,143 of his shares of Company stock over a three-year period. The Company recorded a compensation amount of $112,500 for the transaction based on their intrinsic value in accordance with APB 25. The intrinsic value was based upon the difference between an estimated fair market value (prior to the IPO) and the closing market price (post IPO) of the Company stock and the exercise price of the options.

For third party consultant options, the Company has recorded an expense in 2004 in the amount of $39,406 based on the fair value of options using the Black-Scholes pricing model based upon a fair market value of the Company common stock at the date of grant. In 2003, the Company recorded an expense of $18,812 for the options granted, based on the fair value of options using Black-Scholes pricing model.

The following table presents the activity for options outstanding under the 2001 Option Plan:

				Weighted
	Employee	Employee Non-	Third Party	Average
	Incentive Stock	Qualified Stock	Consultant	Exercise
	Options	Options	Options	price
Outstanding - December 31, 2002	317,857	204,285	108,072	$3.50
Granted	120,535	12,143	29,821	$3.50
Forfeited/Cancelled	(89,286)	(61,429)	(30,714)	$3.50
Exercised	—	—	—	$—
Outstanding - December 31, 2003	349,106	154,999	107,179	$3.50
Granted	93,143	90,429	47,263	$4.41
Forfeited/Cancelled	(43,570)	(85,000)	(8,300)	$3.50
Exercised	(7,143)	—	(39,285)	$3.50
Outstanding - December 31, 2004	391,536	160,428	106,857	$3.82

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price	Life	Number	Price
At December 31, 2003 - all at $3.50	611,284	$3.50	8.02	192,857	$3.50

At December 31, 2004
$2.42 to $3.50	471,428	$3.48	5.72	377,142	$3.50
$4.38 to $5.50	187,393	$4.68	7.13	33,035	$5.11
	658,821	$3.82	6.12	410,177	$3.63

*              Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants – Common Stock

The Company has issued warrants in connection with the issuance of certain notes payable.

In 2003, the Company used the Black-Scholes method to compute the value of 7,143 warrants issued to Note holders ($3.85 exercise price and a five-year exercise period) and 31,357 warrants issued to financing entities ($3.50 exercise price and exercise lives between 5 and 6.25 years). This has resulted in the Company booking a charge to Interest Expense of $9,163 for the warrants issued to Note holders and a debt issue cost of $57,156 for the warrants issued to financing entities.

During 2004, the Company used the Black-Scholes method to compute the value of the 271,286 non-IPO warrants issued to Note holders ($3.50 to $4.46 exercise prices and a five-year exercise period). This has resulted in the Company booking a charge to Interest Expense of $318,883 for the warrants issued to Note holders and an Interest Expense charge of $233,662 recorded for the inducement to convert the notes and extend the debt maturity. In addition, 90,000 warrants ($5.50 to $9.08 exercise prices and a five-year exercise period) were issued to certain individuals with respect to financial consulting relating to fundraising. This resulted in a charge of $44,245 to Interest Expense.

No Black-Scholes valuation is necessary on the 3.6 million IPO warrants as they were issued for consideration as part of the Unit sale price in the IPO.

The following table presents the activity for warrants outstanding on our Common Stock:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding—December 31, 2002	51,429	$3.69
Issued	38,500	$3.62
Forfeited/canceled	0	$—
Exercised	0	$—
Outstanding—December 31, 2003	89,929	$3.73
Issued	361,286	$5.04
Issued as part of the IPO	3,600,000	$5.50
Forfeited/canceled	0	$—
Exercised	(61,607)	$3.81
Outstanding—December 31, 2004	3,989,608	$5.44

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of 4.73 years as of December 31, 2004.

Inducements on Warrants: During 2004 the Company offered inducements to convertible debt holders to convert debt to equity and extend maturity dates by reducing conversion rates on $580,000 of debt from $4.38 to $3.50. Interest of $150,800 was recorded for the inducements.

Warrants - Units

As part of our IPO, we issued 90,000 warrants to purchase units (one share and two ordinary share warrants) to underwriters. Such warrants are exercisable at 165% of the IPO price of the units i.e. at $9.08 per unit. The underwriters must also pay $0.001 per unit for the warrants. These warrants are exercisable for four years from October 1, 2005. These warrants on units are not included in the above table.

Note 5—Related Party Transactions

Related party transactions consist of the following:

Note payable to founder and Chairman of the Board as set out in Note 3 above.

During 2003, the founder converted $200,000 of the note payable to 45,714 shares of preferred stock at the same price and on the same terms as all other Series A participants.

During 2003, the Company sold $50,000 of convertible notes to a director under the same terms as other participants and included 1,786 options. During 2004, a director converted $50,000 note payable plus accrued interest into 15,417 shares of common stock. During 2004, the director purchased $55,000 of convertible notes and warrants in the bridge note and warrant offering at the same terms as other participants and included warrants of 2,357. This director converted all of his notes outstanding and accrued interest into Common Stock immediately prior to the IPO.

The Company paid fees directly to an entity controlled by a former director with respect to debt and equity offerings and investment banking services of: 2003—$8,000 in cash, 25,643 warrants and $35,000 by issuing stock; and in 2004—$102,000 in cash and 15,702 warrants. The investment banking agreement with this organization also provides for a contingent fee if we consummate a transaction in which they participated either during the term of their agreement or for a period of 18 months after the termination of their agreement. The consummated transaction, a business combination as defined in the agreement, calls for a contingent fee of up to 6% of the purchase price plus 5% in warrants. The minimum fee up under any business combination would be $100,000. The initial term of the investment banking agreement ends on March 19, 2005.

Included in accrued liabilities are salaries of $36,164 due to the Chief Executive Officer at December 31, 2003.

During the year ended December 31, 2003, the founder granted the Chief Executive Officer options to purchase 107,143 of his shares.  The transaction was deemed beneficial to the Company, which recorded an expense in the amount of $112,500.

Note 6—Income Taxes

The Company did not provide a current or deferred federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced recurring operating losses. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of the net operating loss, because of uncertainty regarding its realizability. Tax benefit from net operating losses and timing differences are calculated at an estimated blended federal and Colorado tax rate of 37.3%.

The significant components of the net deferred tax asset at December 31, 2004 consist of the following:

	31-Dec	31-Dec
	2004	2003
Deferred Tax Assets:
Net operating loss carryforwards	2,306,824	1,263,161
Fixed Assets	59,532	33,050
Other Items	34,416	26,713
Total deferred tax assets	2,400,772	1,322,924

Deferred Tax Liabilities	(4,340)	(3,157)

Net Deferred Tax Assets	2,396,432	1,319,767

Valuation allowance	(2,396,432)	(1,319,767)

Net Asset	$—	$—

Income tax expenses differed from the amounts computed by applying the U.S. Federal and State income tax rates to loss before income taxes as a result of the following:

	2004		2003
Rate Reconciliation:
Book Income Before Taxes	(3,193,341)		(1,854,414)

Federal Tax “expected” benefit	(1,085,736)	-34.00%	(630,501)	-34.00%
State Tax “expected” benefit	(97,589)	-3.06%	(56,671)	-3.06%
Options	6,040	0.19%	88,586	4.78%
Nondeductible Interest	94,060	2.95%	59,388	3.20%
Other permanent items	30,034	0.94%	7,760	0.42%
True-up NOL for Perm Items	(23,480)	-0.74%	0	0.00%
Valuation Allowance	1,076,665	33.72%	531,433	28.66%
Income Tax Benefit	(6)	0.00%	(4)	0.00%

The benefits of the Company’s net operating loss carryforwards as of December 31, 2004 and 2003, do not satisfy the realization criteria set forth in SFAS109 and accordingly, the Company has recorded a valuation allowance for the entire net deferred tax asset. The valuation allowance increased by $531,433 in 2003 and increased by $1,076,665 in 2004, due primarily to changes in the net operating loss carryforward.

As of December 31, 2004 and December 31, 2003, the Company had approximately $6.2 million and $3.4 million respectively, of net operating loss carryforwards that will begin to expire in 2022. Because the Company may have experienced a significant change in ownership during the year ended December 31, 2004, the Company’s use of its net operating loss carryforwards may be limited under the current rules of Internal Revenue Code Section 382.

Note 7—Commitments and Contingencies

Operating Leases

The Company leases facilities and equipment under non-cancelable operating leases. Rent expense for the years ended December 31, 2004 and 2003 was $93,016 and $92,616 respectively.

Future minimum lease payments under these leases are approximately as follows:

Year Ending December 31,

2005	$98,633
2006	$7,751
Thereafter	$—
$106,384

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Product and Service Warranty Reserve

The Company does not have a reserve for any warranty costs due to the fact that: (i) historically there have been no such material claims, (ii) certain minor claims have been settled by providing new copies of the software that was defective and (iii) the Company offers a free 30-day trial before any purchases are consummated. There have been no claims for installation problems due to the ease and self-install nature of our products. Should these circumstances change, the Company will record a reserve equal to the costs to repair or otherwise satisfy the claim.

Operations

The following is a summary of sales by geographic region for the Company:

	December 31, 2004	December 31, 2003

United States	54%	64%
Europe	30%	33%
Asia/Pacific and other	16%	3%

Foreign Sales Licenses

The Company has determined that certain of its export sales are subject to export restrictions as a result of including open source and encryption technology in its software.  The Company may have had exported software prior to it obtaining the appropriate licenses which were obtained in 2004.  The Company believes that it will not incur significant financial penalties as a result of having possibly inadvertently not complied with all aspects of applicable export laws.

Employment Agreements

The Company has entered into employment agreements with certain members of its senior management team. These agreements bear standard employment terms and conditions. The CEO’s contract is a three-year contract commencing on October 1, 2004 and calls for a minimum bonus based on satisfactory performance and continued employment. All 2004 earned bonuses have been paid as of December 31, 2004.

Severance Agreements

The Company has agreed with certain employees who do not have Employment Agreements, that, under certain circumstances, they may receive a severance payment if the Company terminates their employment. Should the Company be liable to all such employees, the maximum amount due is approximately $250,000.

Investment Banking Agreement

As discussed under Note 5, we have entered into an investment banking agreement with a related party. This agreement provides for contingent fees due to the related party if we consummate certain transactions. No amounts are due under the contingent fee arrangement as of December 31, 2004.

Indemnities

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to the lessor in connection with our facility lease for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations in certain contracts. The duration of these indemnities and commitments, and in certain cases, may be indefinite. The majority of these indemnities and commitments do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities as it does not currently believe that any will result in a financial obligation.

Registration Rights

With respect to certain debt and warrants issued, the Company has undertaken to provide registration rights in the event that those recipients elect to convert their debt to equity or exercise warrants.

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

Note 9—Subsequent Events (Unaudited)

Proposed Acquisition of MPC Computers, LLC. (“MPC”)

On March 21, 2005 the Company, along with Gores Technology Group, LLC (“Gores”) and MPC Computers, LLC (“MPC”) announced the execution of an Agreement and Plan of Merger dated as of March 21, 2005 (the “Agreement”) by and among the Company, Spud Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), GTG PC Holdings, LLC, a Delaware limited liability company (“Holdings”) and GTG-Micron Holding Company, LLC (“Member”).  MPC is the wholly owned subsidiary of Holdings.

Under the terms of the Agreement, which has been approved by the Company’s Board of Directors, Merger Sub will merge with and into Holdings (the “Merger”), with Holdings surviving the Merger and becoming a wholly owned subsidiary of ours.

As consideration, the Company will issue an aggregate of 4.3 million shares of its no par value common stock plus warrants to purchase 5 million shares of common stock at an exercise price of $3.00 per share and warrants to purchase 1.5 million shares of common stock at an exercise price of $5.50 per share. 15% of these shares and warrants will be retained by the Company and reserved for future distribution by us to MPC management as part of an overall incentive plan. After the consummation of the transaction, the Company’s existing shareholders will own approximately 51% of outstanding common stock of the combined entity.

Consummation of the transactions contemplated by the Agreement is conditioned upon (1) approval by our shareholders and the members of the Member, (2) the receipt of all required regulatory approvals and (3) various other conditions set forth in the Agreement.  While it is anticipated that the transaction will be completed in May or June 2005, the Agreement terminates if the Merger is not completed by September 30, 2005. In the event of a termination of the Merger Agreement under certain circumstances, we or Holdings may be required to pay the other a termination fee as set forth in the Agreement.

EXHIBIT INDEX

Exhibit No.	Document Description

2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC (1)

3.1	Amended and Restated Articles of Incorporation of the Registrant (2)

3.2	Bylaws of the Registrant (3)

4.1	Specimen unit certificate (4)

4.2	Specimen common stock certificate(3)

4.3	2001 Equity Incentive Plan(3)

4.4	2004 Equity Incentive Plan (5)

4.5	Form of Lock-up Agreement for officers and directors (5)

4.6	Form of Lock-up Agreement for certain shareholders (5)

4.7	Form of representatives’ option for purchase of units (6)

4.8	Form of Warrant Agreement (6)

4.9	Form of Warrant (4)

4.10

Irrevocable Proxy and Voting Agreement, dated as of March 20, 2005, by and among GTG PC Holdings, LLC, GTG-Micron Holding Company, LLC and each of John P. Yeros, Mark J. Endry, Mark A. Pougnet, David E. Girard, James M. Gumina, Kent Swanson and BlueStreak 4, LLC. (1)

10.1	Form of Software License Agreement (3)

10.2	Form of Software License Agreement—HyperTunnel Subscription (3)

10.3	Form of Software License Agreement—HyperWeb Subscription (3)

10.4		Founders Employment Agreement with John P. Yeros (3)

10.5		Executive Employment Agreement with Mark J. Endry (3)

10.6		Amended and Restated Employment Agreement with David J. Bauch (3)

10.7		Overture (Yahoo!) Click Through Agreement (3)

10.8		Google Click Through Agreement (3)

10.9		Form Bridge Note and Warrant Purchase Agreement (2002-2003) (3)

10.10		Form Bridge Note 2004 (3)

10.11		Form Bridge Warrant 2004 (3)

10.12		Form Peats Note and Warrant 2004 (3)

10.13		Form Yeros Note (3)

10.14		Amended and Restated Founders Employment Agreement with John P. Yeros (7)

10.15		Form of 2003 (Yeros) Line of Credit (3)

10.16		Letter Amendment to Founders Employment Agreement (3)

10.17		Sales Agent Agreement with Simentra Limited (2)

10.18		Reseller Agreement, dated effective as of March 20, 2005, between the Registrant and MPC Computers, LLC. (1)

31.1*		Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*		Certification of Chairman of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	*	Certification of Chief Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of Chairman of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Filed herewith

(1)           Incorporated by reference to Exhibit Nos. 2.1, 99.1 and 99.2, respectively, to the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 20, 2005.

(2)           Incorporated by reference to Exhibit Nos. 3.1 and 10.17, respectively, to Amendment No. 4 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on August 6, 2004.

(3)           Incorporated by reference to Exhibit Nos. 3.2, 4.2, 4.3, 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.13, 10.15 and 10.16, respectively, to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on July 2, 2004.

(4)           Incorporated by reference to Exhibit Nos. 4.1 and 4.9, respectively, to Amendment No. 7 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 24, 2004.

(5)           Incorporated by reference to Exhibit Nos. 4.4, 4.5, and 4.6, respectively, to Amendment No. 3 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on July 23, 2004.

(6)           Incorporated by reference to Exhibit Nos. 4.7 and 4.8, respectively, to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 1, 2004.

(7)           Incorporated by reference to Exhibit No. 10.14 to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 28, 2004.

