Form 10QSB
period 2005-03-31
HyperSpace Communications, Inc.
filed 2005-05-12
CIK 1289871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d OF THE SECURITIES EXCHANGE ACT OF 1934 )

For the quarterly period ended March 31, 2005

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

Yes  ☒   No  ☐

As of March 31, 2005 there were 3,732,429 shares of the issuer’s no par value Common Stock outstanding.

Transitional Small Business Disclosure Format. Yes  ☐   No  ☒

Table of Contents

ITEM 1: FINANCIAL STATEMENTS

HYPERSPACE COMMUNICATIONS, INC.

Balance Sheet

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$5,038,290	$5,875,481
Accounts Receivable, net of an allowance for doubtful accounts of $30,507 in 2005 $0 in 2004	$112,033	$158,998
Other Current Assets	$236,568	$106,182
Total Current Assets	$5,386,891	$6,140,661

Non-Current Assets
Property & Equipment, net of accumulated depreciation of $316,749 and $301,456	$95,489	$110,782
Capitalized software, net of accumulated amortization of $611,782 and $593,121	$279,910	$298,570
Total Non-Current Assets	$375,399	$409,352

TOTAL ASSETS	$5,762,290	$6,550,013

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$341,837	$230,484
Accrued Compensation	$126,479	$83,522
Deferred Revenue	$109,432	$122,016
Current Portion of Notes Payable & Debt	$713,388	$721,965
Total Current Liabilities	$1,291,136	$1,157,987

Long Term Liabilities
Long term Portion of Notes Payable	$425,000	$425,000
Total Long Term Liabilities	$425,000	$425,000
Total Liabilities	$1,716,136	$1,582,987

Commitments & Contingencies

Shareholders’ Deficit

Preferred Stock, no par value; 1,000,000 shares authorized; no shares issued and outstanding at 2005 and 2004	—	—

Common Stock, no par value, 15,000,000 shares authorized; 3,732,429 shares issued and outstanding at 2005 and 2004	$12,087,134	$12,087,134
Accumulated Deficit	$(8,040,980)	$(7,120,108)
Total Shareholders’ Deficit	$4,046,154	$4,967,026

TOTAL LIABILITIES AND EQUITY	$5,762,290	$6,550,013

See accompanying notes to financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Unaudited Statements of Operations for the Three Months Ended March 31, 2005 and 2004.

	2005	2004
Revenues
License Fees	$39,641	$86,198
Service & Other	$49,374	$49,926
Total Revenues	$89,015	$136,124

Cost of Revenue
Amortization of Capitalized Software	$18,661	$30,488
Customer Support	$37,886	$27,903
Total Cost of revenue	$56,547	$58,391

Gross Profit	$32,468	$77,733

Operating Expenses
Research & Development	$97,359	$116,221
Sales & Marketing	$255,250	$120,410
General & Administrative	$596,935	$348,864
Total Operating Expenses	$949,544	$585,495

Loss from Operations	$(917,076)	$(507,762)

Other (Income)/Expense
Interest Expense, net of interest income of $27,397 and $13	$3,796	$175,404
Other Expenses	$—	$2,539
Gain on Settlement	$—	$(440,999)
Total Other (Income)/Expense	$3,796	$(263,056)

Net Loss	$(920,872)	$(244,706)

Preferred Dividends	$—	$23,857

Net Loss attributable to Common Shareholders	$(920,872)	$(268,563)

Basic and diluted weighted average Common Shares outstanding	3,732,429	1,383,954

Basic and diluted loss per Common Share	$(0.25)	$(0.19)

See accompanying notes to financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Unaudited Statements of Cash Flows For The Three Months Ended March 31, 2005 and 2004.

	2005	2004
OPERATING ACTIVITIES
Net Loss	$(920,872)	$(244,706)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	$15,293	$21,650
Amortization/impairment of capitalized software	$18,660	$30,488
Settlement of liability for reduced amount	$—	$(440,999)
Options issued to employees	$—	$24,334
Warrants issued for debt issue costs and interest	$—	$34,281
Conversion preference with debt	$—	$80,662
Stock for services	$—	$22,500
Accrued interest included in notes payable	$(7,415)	$1,791
Accretion of Debt Issue Costs	$—	$33,269
Provision for Bad Debt	$30,507	$—
Changes in Assets and Liabilities
Accounts Receivable	$16,458	$65,440
Other Current Assets	$(130,386)	$5,610
Accounts Payable	$111,353	$(101,168)
Accrued Compensation	$42,957	$(6,433)
Deferred Revenue	$(12,584)	$(2,662)
Net Cash Used in Operating Activities	$(836,029)	$(475,943)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	$—	$—

FINANCING ACTIVITIES
Net Proceeds from Notes Payable	$—	$1,090,500
Payment of Note Payable	$(1,162)	$(16,000)
Net Proceeds from the Issuance of Preferred Stock	$—	$43,750
Payment of Offering Costs	$—	$(25,000)
RCI Settlement	$—	$(42,500)
Net cash provided by financing activities	$(1,162)	$1,050,750

Net cash increase (decrease) for period	$(837,191)	$574,807

Cash at beginning of period	$5,875,481	$27,429

Cash at end of period	$5,038,290	$602,236

Statements of Cash Flows

Supplemental disclosure of cash flow information:

Cash paid for interest for the three months ended March 31, 2005 and 2004 was $38,608 and $25,414, respectively.

No cash was paid for income taxes for the three months ended March 31, 2005 and 2004.

Supplemental disclosure of non-cash activity:

During the three months ended March 31, 2004, $228,652 of notes payable was converted to common stock, at $3.50 per share.

During the three months ended March 31, 2004, the Company issued $25,000 of common stock in exchange for deferred offering costs.

During the three months ended March 31, 2004, the Company accrued dividends on Series A preferred stock in the amount of $23,857.

See accompanying notes to financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Notes to Financial Statements (Information with Respect to the Three Months Ended

March 31, 2005 and 2004 is Unaudited)

Note 1—Description of Business

HyperSpace Communications, Inc. (the Company) was formed in February 2001 as a company organized under the laws of the State of Colorado. The Company, based in Denver, Colorado, produces and markets HyperWeb™ and HyperTunnel™ software products, which accelerate web and client/server-based applications over wider area networks, both terrestrial and wireless, thereby increasing performance and throughput and lowering costs for bandwidth, hardware, software, IT overhead and human resources while increasing employee productivity and customer satisfaction. The Company’s objective is to make its customers more efficient and profitable through higher performance of mission-critical applications.

On March 21, 2005, the Company incorporated a wholly owned subsidiary by the name of Spud Acquisition Corporation (“Spud”). Spud is organized under the laws of the state of Delaware and has no operations. Spud has been formed to complete the proposed merger with MPC (see note 6).

Note 2—Significant Accounting Policies

Interim Financial Information

The unaudited financial statements for the three months ended March 31, 2005 and 2004 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows. Operating results for the three months ended March 31, 2005 are not necessarily an indication of the results that may be expected for the entire fiscal year. HyperSpace Communications, Inc. has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

These financial statements and notes should be read in conjunction with the 10-KSB filed with the SEC on March 31, 2005. The footnotes below are those that have changes from the footnotes accompanying the financial statements at December 31, 2004 in the aforementioned 10-KSB.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. Although the Company has incurred substantial losses since inception, the Company completed an IPO on October 1, 2004 and accordingly, no adjustments are necessary to the financial statements as a result of a going concern uncertainty. Due to the change in the Company’s business, as contemplated by the proposed merger with MPC, and notwithstanding any break-up fee which may be payable by MPC, not consummating the merger may result in continued losses and cash flow problems. The Company does, however expect to have sufficient cash to fund operations through March 31, 2006.

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

We consider receipt of an approved customer purchase order or the approval of a legal agreement to be persuasive evidence of an arrangement. Delivery generally occurs when the customer has received an electronic media copy of the software or where we have evidence that the customer has downloaded the software from our website.

If a license agreement provides acceptance provisions that grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications, we defer revenue recognition until acceptance by the customer or lapse of the acceptance period. Typically, our software licenses do not include significant post-delivery obligations to be fulfilled by us.

Generally, we follow the abovementioned policy regardless of whether we are selling to the ultimate end-user or to a reseller, provided the reseller agrees to the same terms as discussed above.

However, a certain number of reseller agreements relate to sales into foreign countries, where the license fee is payable over a number of future installments. Although these foreign reseller agreements generally have no contingent deal terms, the likelihood of foreign resellers making future installment payments is heavily dependent on their success at reselling our software. This payment risk is higher in certain countries than others due to the high cost of successful collection efforts and low probability of successful litigation efforts. We believe that the risk is higher in countries exclusive of what the US Commerce Department classifies (for software export permit purposes) as the “EU + 8”. The “EU+8 countries” include: Austria, Australia, Belgium, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Japan, Luxembourg, Netherlands, New Zealand, Norway, Poland, Portugal, Spain, Sweden, Switzerland, United Kingdom. Our policy for license sales to foreign resellers, therefore, in non-EU + 8 countries, will be to recognize revenues on a cash received basis.

During the quarter ended March 31, 2005, we signed an agreement with a Russian reseller which met the criteria of this policy. No revenues have been recognized during the quarter then ended.

Concentrations of Credit Risk

The Company is subject to the risks of concentration of credit risk in a few customers. During the three months ended March 31, 2005, the Company had three customers that accounted for 41% of revenues. These customers accounted for only 4% of the total accounts receivable at March 31, 2005 since payment was received from two of these customers within the quarter. The remaining customer paid in April 2005.

At March 31, 2005, three customers accounted for 63% of the total accounts receivable. One customer accounted for 47%, however, payments representing one-third of the total amount owed were not due at March 31, 2005.

As of March 31, 2005, and periodically throughout the reported years, the Company has maintained balances in operating accounts in excess of the U.S. Federal Deposit Insurance Corporation (FDIC) insured $100,000 limit. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk related to cash.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at an estimated realizable value. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors including historical bad debt experience, the general economic environment, and the aging of its receivables. A considerable amount of judgment is required when assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer.

As of March 31, 2005, the Company has determined and recorded a reserve of $31,000 for doubtful accounts for two non-U.S. customers. One customer, a large European mobile telecommunications provider, has historically paid late but despite extensive collection efforts, the days outstanding on the unpaid amount is past their historic payment window of six months. The other customer is a reseller who has not made the final of three payments on a license sale. We believe that this is due to their unsuccessful efforts to ramp up their re-sale of the product to a large customer of theirs. This was not a contingency in the signed license agreement. The Company intends to pursue payment but has reserved 100% of the remaining outstanding balance.

Stock-Based Compensation

The Company has determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees”; and will make pro forma disclosures required under SFAS No. 123,”Accounting for Stock-Based Compensation.” SFAS No. 123 permits the use of either a fair value based method or the method defined in APB No. 25 to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB No. 25 are required to disclose the pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method. The Company will be subject to the provisions of the recently promulgated SFAS No. 123R in the first quarter of fiscal 2006 and has not yet adopted any of its provisions.

	Three months ended
	March 31,
	2005	2004
Net loss available to common shareholders-as reported	$(920,872)	$(268,563)

Add: stock-based employee compensation included in net income	$—	$24,334

Deduct: total stock-based employee compensation expense determined under fair market value method for an award	$(150,803)	$(275,691)

Net loss available to common shareholders—pro forma	$(1,071,675)	$(519,920)

Basic loss per common share—as reported	$(0.25)	$(0.19)

Basic loss per common share—pro forma	$(0.29)	$(0.38)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. All options are granted at fair market value on the date of the grant. No options have been re-priced or had their maturities extended during the first quarter of 2005. In terms of the provisions of our Incentive Option Plans, employees, with vested options, who leave the employment of the Company, are required to exercise or forfeit their options within 90 days after leaving employment regardless of the exercise period of the initial grant.

The following are the weighted-average assumptions used at March 31, 2005 and 2004 for all Black-Scholes calculations in the financial statements:

	March 31,
	2005	2004

Approximate risk free rate	4.3%	3.2%
Average expected life	6.5 years	10 years
Dividend yield	—%	—%
Volatility	25.00%	25.00%

Our estimated volatility is determined by a review of certain small-cap indices. We believe that our actual volatility since our IPO is not reflective of future volatility. This treatment is permitted by FASB 123. Under the new FASB 123R, which will apply to us effective January 1, 2006, we will, as a new public company, be permitted to use a peer group comparison because our historical volatility will not be longer than the expected terms of the outstanding options. However, we will no longer be permitted to use indices. We are currently determining the way we will adopt FASB 123R.

Basic Loss Per Share

The Company applies the provisions of Statement of Financial Accounting Standard NO. 128, “Earnings Per Share” (FAS 128). For the three-months ended March 31, 2005 and 2004, total stock options, stock warrants and convertible debt of 5,110,599 and 1,454,671 respectively were not included in the computation of loss per share because their effect was antidilutive; however, if the Company were to achieve profitable operations in the future, they could potentially dilute such earnings. The Company’s basic and diluted loss per share is equivalent and accordingly, only basic loss per share has been presented.

Note 3—Notes Payable and Debt

	March 31,	December 31,
	2005	2004
	(Unaudited)

Convertible Bridge Loans	$1,088,940	$1,089,627

Note Payable to Founder	$49,448	$57,338

Total Notes Payable and Bridge Loans	$1,138,388	$1,146,965

Long-term Portion of Convertible Bridge Loans	$425,000	$425,000

Current portion of Notes Payable and Bridge Loans	$713,388	$721,965

All amounts are inclusive of accrued interest.

With respect to the Convertible Bridge Loans, $620,000 is due September 2005 and $425,000 is due April 2006 including any unpaid interest which is accrued at 12% per annum. The Holder shall have the right, at any time prior to payment (or pre-payment), to convert all or any part of the then outstanding balance of principal and interest under this Note into shares of common stock at the conversion price of $4.375 and $3.50 per share, respectively. The notes have detachable warrants for purchase of common stock. The value of the warrants was recorded as interest expense in 2004. All assets of the Company collateralize the notes. A beneficial conversion feature of $233,662 was recorded on the notes, which was recorded as interest expense when the debt was issued in 2004. These notes have registration rights.

With respect to the Founder’s Note, he has the right, at any time prior to payment (or pre-payment), to convert all or any part of the then outstanding balance of principal and interest under this Note into shares of common stock at the conversion price of $3.50 per share. The note matures in June 2005. Interest is accrued at 9% on the outstanding principal balance of this note.

Note 4—Related Party Transactions

The Company’s policies prohibit loans to Directors, Officers and Employees. There were no such loans outstanding at any time during the quarter ended March 31, 2005.

The Company has a loan outstanding from its founder that arose prior to our IPO. During the quarter ended March 31, 2005, $273 was accrued on this note while $7,000 of accrued interest and $1,162 of principal was repaid. More details are provided in Note 3 – Notes Payable and Debt.

Bathgate Capital Partners is no longer considered to be a related party since it has been more than 12 months since a Managing Director of that company resigned from HyperSpace’s Board of Directors.

Note 5—Income Taxes

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

Note 6—Proposed Acquisition of MPC Computers, Inc. (“MPC”)

On March 21, 2005 we, along with Gores Technology Group, LLC, or Gores, and MPC Computers, LLC, or MPC announced the execution of an Agreement and Plan of Merger dated as of March 20, 2005 by and among HyperSpace, Spud Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of ours, GTG PC Holdings, LLC, a Delaware limited liability company and GTG-Micron Holding Company, LLC. MPC is the wholly owned subsidiary of GTG PC Holdings, LLC. We plan to issue approximately 4.25 million warrants at $3 per share and 1.275 million warrants at $5.50 per share to the current owners of MPC. For further details on this proposed transaction, please refer to the following Forms filed with the SEC: 8-K dated March 21, 2005 and 8-KA filed on March 25, 2005.

We expect to incur approximately $1.5 million in professional fees and deal costs to consummate this transaction. Approximately $400,000 are costs which will be incurred regardless of whether the merger is consummated or not. As of March 31, 2005, approximately $158,000 of costs relating to the proposed merger had been incurred and have been capitalized as Other Current Assets in the Balance Sheet.

The consummation of the acquisition is subject to the approval by our shareholders of the Agreement and the approval by the shareholders of Gores, and other closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot be assured that such expectations will occur. Our actual future performance could differ materially from such statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see the “Risk Factors” contained in our 10K-SB dated December 31, 2004 which can be viewed at the SEC’s website at www.secgov or through a link on our website www.ehyperspace.com. These forward-looking statements apply only as of the date of this report; as such, they should not be unduly relied upon for current circumstances. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

Our Business

Company Overview

We are a Colorado-based software company that was formed in 2001. We develop, produce, and market worldwide network acceleration and data compression software. We offer two software products. Our initial software product HyperWeb™, was introduced in late 2001. In January 2004, we introduced our second product, HyperTunnel™. These software products address the growing need for real-time application acceleration and improved business communications over wired and wireless networks.

We completed an initial public offering, or “IPO”, in October 2004. We raised approximately $7.1 million after offering costs and expenses.

As discussed elsewhere in this document, we are preparing to engage in a merger that, if approved by our shareholders and consummated, would result in us acquiring 100% of the outstanding equity interest of GTG PC Holdings, LLC, the parent of MPC Computers, LLC, or MPC. MPC is a provider of computing solutions to customers in the federal government, state and local government and education and mid-market enterprise markets offering a broad range of customized computing products and services, including hardware, software and related information technology (IT) consultative services.

Business Overview

We did not achieve our internal revenue and profitability goals during 2004 and we see significant challenges in growing quarterly revenue for the remainder of 2005 if we remain a stand-alone entity.

Following our IPO, we encountered the following circumstances in our market:

•                  Realized poor results on our marketing initiatives,

•                  Recorded poor results from our existing OEM channels and international agents,

•                  Had difficulty in engaging new agents and OEM channels,

•                  Saw that many hardware and software providers began including compression and network acceleration in their base product, and

•                  Determined that our competitors had become stronger financially through additional financing or merging.

We have concluded that we cannot achieve the necessary revenue growth, and resulting profitability, with our existing financial resources or existing sales and marketing strategy. Therefore, we believe that, without a significant change in our sales and marketing strategy, which would require substantial financial resources, we will continue to lose ground and have a difficult time in growing or projecting future revenues or reaching profitability.

As a result, we decided in the fourth quarter of 2004, to change our strategy to accelerate our growth. We felt that we either needed to align our interests with an organization that was offering more of a solution to buyers (thereby diversifying away from compression and network acceleration) or an organization that had well established products, customers and an established distribution channel (whereby our software products could be included with their products in sales they are already making). We engaged an investment banking firm in late 2004 and began to seek merger and acquisition opportunities which met our criteria.

In the first quarter of 2005, we determined that merging with an IT organization that had the following characteristics would be most attractive:

•                  Existing distribution channels,

•                  A large, geographically dispersed sales force with established relationships,

•                  An existing installed base of customers,

•                  A good reputation which lends to the introduction of new offerings,

•                  Products to which our software is complimentary,

•                  Products where our software is easily bundled, and

•                  An established marketing organization.

After a comprehensive process, which will be explained in detail in a proxy statement to be filed with the SEC, we determined that the MPC acquisition would provide us with many of the abovementioned characteristics and offer us the best chance to grow revenues for our products . Particularly, we believe that MPC can assume most of the sales and marketing activities that we have been unsuccessfully attempting to build and establish. We also believe that there is an opportunity for sales of our software products through MPC’s existing sales channels and to MPC’s existing installed base of customers. We believe that this approach to achieve revenue growth of our software products offers a higher probability of success than that of continuing to exist as a stand-alone entity.

As we moved ahead on our merger strategy we made the decision to reduce our investments in sales and marketing in the first quarter of 2005. Specifically, we decided to reduce headcount expansion, cut back on marketing research and begin to eliminate outbound telemarketing activities which were not producing desired results. These actions have negatively impacted both the revenue growth for the first quarter ended March 31, 2005 and the expected second quarter 2005 revenue growth.

During the quarter ended March 31, 2005 we signed a sales distribution agreement with MPC. We have delivered training to MPC on our software products and MPC has launched our products to their sales professionals with goals and incentives. We will continue to work toward a successful strategy to increase the sales of our products.

Proposed Acquisition of MPC Computers, LLC. (“MPC”)

The terms of the Agreement and Plan of Merger for the proposed acquisition of MPC are provided in Note 6 to the financial statements.

Consummation of the transactions contemplated by the Agreement is conditioned upon (1) approval by our shareholders and the members of GTG-Micron Holding Company LLC, (2) the receipt of all required regulatory approvals, (3) the filing of an amendment to the Articles of Incorporation authorizing shares of Common Stock sufficient to complete the merger and increasing the size of our 2004 Equity Incentive Plan and (4) various other conditions set forth in the Agreement. While it is anticipated that the transaction will be completed in August or September 2005, the Agreement terminates if the Merger is not completed by September 30, 2005. In the event of a termination of the Merger Agreement under certain circumstances, we or GTG-Micron Holding Company, LLC may be required to pay the other a termination fee as set forth in the Agreement.

If this merger with MPC closes, the nature of our business and our sales and marketing strategy will change. A significant change will be that we expect MPC leadership will manage the sale of our products and that our products will be bundled with those of MPC so that our software solutions will be offered as part of the hardware purchase. We expect to continue to focus on our OEM/Partner strategy where our software solution is built into the offering of OEMs and partners. We expect to continue to sell our software-only solutions as we do today to general prospects and MPC’s installed base of customers. We also expect to reduce our General and Administrative expenses and lose the services of our CEO and COO, both of whom are expected to leave us after the merger closes. It is contemplated that our current Chairman will become Chairman and CEO, and our current CFO will become CFO of the combined entity. The combined entity will, however, experience increased cost by virtue of being a larger public company.

For more information regarding the proposed merger, please refer to the proxy statement which will be filed with the United States Securities and Exchange Commission, or SEC. This proxy statement will contain important information about the proposed merger. These materials are not yet finalized. Our investors and security holders are urged to read the proxy statement, and any other relevant materials filed by us, because they will contain important information about the proposed merger. The materials may be obtained for free at the SEC’s website at www.sec.gov. In addition, the documents filed with the SEC by us may be obtained free of charge from our website at www.ehyperspace.com.

We operate our business and conduct our development work from our headquarters in Denver, Colorado. Independent sales agents and partners work out of offices owned or rented by them. We had 11 full-time employees as of March 31, 2005.

KEY INDICATIONS OF FINANCIAL CONDITION AND PERFORMANCE

Comparison of the Three-Months ended March 31, 2005 to 2004 (Unaudited)

	Three Months Ended
	2005	2004	% Change
Revenues	$89,015	$136,124	-35%

Expenses
Cost of Revenue	$56,547	$58,391	-3%
Research & Development	$97,359	$116,221	-16%
Sales and Marketing	$255,250	$120,410	112%
General & Administrative	$596,935	$348,864	71%
Total Operating Expenses	$1,006,091	$643,886	56%

Loss from Operations	$(917,076)	$(507,762)	81%

Other (Income)/Expense	$3,796	$(239,199)	-102%

Net Loss attributable to Common Shareholders	$(920,872)	$(268,563)	243%

Revenues: Our revenues are derived from software license sales, annual maintenance contracts on those sales, consulting fees, training fees, per-user-per month recurring revenues for ISP customers and per-user/per-site-per-month fees for a partner who sells our products to multi-location customers as an alternative to costly additional bandwidth and hardware additions.

For the three months ended March 31, 2005 compared to 2004, revenues were 35% lower. In 2005, we sold licenses to 3 customers with an average license sale of approximately $13,000 while in 2004 we sold licenses to 7 different customers with an average license sale of approximately $12,000. The company does not see the average license sale increase as a trend or a predictor of future license sales. Additionally, in 2005, maintenance revenue decreased compared to the same period in 2004 by approximately $8,000 due to the declining overall level of new license sales. The reduction in revenues in 2005 compared to 2004 was primarily due to fewer customers purchasing our products.

On March 27, 2005, we entered into an $84,000 license reseller agreement with a customer based in Russia that intends to resell our software into the Russian telecommunications industry. The license will be paid for quarterly over the next two years. The first payment of $7,000 was due, and has been received in April 2005. In terms of our revenue recognition policy we will recognize revenues from this agreement on the cash received basis. No revenues have been recognized during the quarter ended March 31, 2005.

Cost of Revenue: This category is comprised of amortization of capitalized software development costs and customer support costs, which include personnel costs that relate to pre-and post-sales support of our products. Cost of Revenue decreased 3% in the three-month period ended March 31, 2005 compared to the same period in 2004 and is attributed to a 39% reduction in amortization of capitalized development costs for HyperWeb™ which was fully amortized in December, 2004 offset by a 36% increase in customer support costs resulting from the hiring of an additional customer service resource in March 2004. The increase represents three full months of service in 2005 versus one month of service in the same period in 2004.

Research & Development Costs: Research and development expenses consist primarily of compensation related to the cost of software engineering personnel, third party consultants, prototype expenses related to the design, development, testing and enhancement of our software products, hardware and software used in the design, development and support of our products. This expense category is the non-capitalized portion of these costs. For the three months ended March 31, 2005 compared to the same period in 2004, Research and Development (R&D) costs decreased by 16%. This was mainly due to reduced compensation costs in the area of product management as we transferred one person from R&D to focus on M&A activities which are now classified under the G&A expense category.

Sales & Marketing: In the three months ended March 31, 2005, sales and marketing expenses increased 112% or $135,000 compared to 2004. This increase was attributed to increases in sales and marketing post our IPO in conjunction with our stated use of funds. Specifically, the increases in Sales and Marketing expenses are due to the following:

•                     Sales personnel costs increased $32,000 or 53% and is due mostly to increased compensation costs for our COO, hired in March 2004, compared to the cost of previous sales leadership and the hiring of our new VP of Channel Development in January 2005. We had no such position in 2004.

•                     Other Sales expenses increased $27,000 and is due to a placement fee incurred for our VP of Channel Development.

•                     Marketing expenses increased $76,000 and this increase is attributable to costs for re-design of the Company website of $25,000; a two-month media campaign in the amount of $16,000, and

Public Relations and Marketing Communication consulting fees of $35,000. For the same period in 2004, the Company only incurred costs of approximately $10,000 for marketing campaigns due to limited cash resources prior to the IPO.

General & Administrative Expenses: General and administrative (“G&A”) expenses consist primarily of employee compensation for executives and administrative personnel, office costs such as telecommunications, legal and accounting fees, rent and depreciation. In the first quarter of 2005, G&A expenses increased $248,000 or 71% compared to the first quarter of 2004. We have capitalized $158,000 of non-payroll costs relating to the proposed acquisition of MPC and these costs are not included in this category.

The specific causes of the changes between periods were due to:

•                  In 2005, the incremental G&A costs related to being a public company were approximately $118,000 and included Board of Director costs, Investor relations, D&O Insurance, Legal & Accounting, Transfer Agency, printing and compliance costs. In 2004, we incurred a lower level of public company costs as we prepared ourselves for the IPO.

•                  In 2005, compensation costs increased $98,000 or 49% due to salary increases for our CEO and CFO, the reclassified costs for our VP of Business Development who was in a product management role in the same period in 2004 and was involved in managing our M&A activities in 2005 and the fact that our CFO was a full-time employee in 2005 versus 2004.

•                  In 2005, we recorded a Bad Debt expense of $31,000 for two non-US customers. One customer has historically paid late but the days outstanding on the unpaid amount is past their historic payment window of six months. The other customer is a reseller who has not made the final of three payments on a license sale. The Company intends to pursue payment but has reserved 100% of the remaining outstanding balance.

•                  In 2005, we incurred $24,000 in non-capitalizable expenses associated with our merger and acquisition strategy. These were related to the costs of exploring potential mergers and acquisitions that did not materialize.

•                  Other G&A expenses decreased by $23,000 and this was mostly attributable to a decrease in depreciation due to assets being fully amortized in 2004, reduced travel costs and a reduction in IT costs.

Other (Income) Expense: This category increased $243,000 or 102% in the quarter ended March 31, 2005 versus the same period in 2004. Decreased interest costs of $172,000 in 2005 compared to 2004 were offset by an increase in other income/expense of $415,000 attributable to a $441,000 gain on settlement of the RCI Note recorded in March 2004 and decreased preferred dividends of $24,000. The decrease in interest income/expense of $172,000 was due to no new debt issuance costs in the first quarter of 2005 and realization of interest income on IPO funds maintained in an interest-bearing investment account.

The interest charge was higher in 2004 due to the higher amount of debt outstanding at the beginning of the period, loan fees incurred with new debt issued in 2004, and imputed interest recorded on warrants issued and on debt with conversion features below fair value. The gain recorded in 2004 on the RCI note was the result of a settlement of $42,500 for the amount owed Remote Communications, Inc. (RCI) on the promissory note dated March 2001. Preferred Dividends decreased from 2004 due to the conversion of all preferred stock to common stock in 2004.

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

Off Balance Sheet Transactions

We have no off balance sheet transactions.

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

Actual results may differ from these estimates under different assumptions or conditions. Our use of estimates and critical accounting policies are described in more detail in the notes to our financial statements and in the 10-KSB filed on March 31, 2005. There have been no changes to the accounting policies described in the 10-KSB.

Liquidity and Capital Resources

Since inception we have financed our operations through the private placements of equity securities, convertible debt, loans from our Founder and other members of our Board of Directors, a loan from RCI for the acquisition of RCI’s assets, short-term loans, partial payment of various consultants and employees with stock and /or options as part compensation for their services, a line of credit and our net proceeds of $7.1 million from our IPO.

We used cash from operations of $836,000 for the quarter ended March 31, 2005 compared to a use of cash of $476,000 in the first quarter of 2004. The lower revenues and increased operating cost explanations provided above explain this increased use of cash. Cash flow from financing activity decreased due to the fact that in the first quarter of 2004, we raised bridge loans to fund operations prior to our IPO in an amount of approximately $1 million. We had no new financing activities which raised cash in the first quarter of 2005.

The proposed merger with MPC calls for us to have cash on hand at closing (no later than July 31, 2005) of at least $3.5 million. Under our current operating plan, which continues modest investments in R&D and sales and marketing, and at the same time begins to reduce G&A expenses, we expect to be able to meet this target.

Should we not consummate the merger with MPC, we will seek alternative channels through which to distribute our products and increase emphasis on our OEM/Reseller channel strategy. We will reduce our G&A expenses but expect to continue with our M&A Strategy. Under this scenario, we expect to have enough cash on hand to continue these operations through 2005. By reducing sales and marketing expenses and increasing our OEM/Reseller emphasis we may fall behind in the market to the point that we are unable to generate sufficient revenues and profits to sustain our business through 2006.

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

However, not consummating the proposed transaction with MPC will significantly limit our ability to enter into another transaction because we:

•                  Will have depleted capital resources,

•                  Will have lost valuable time,

•                  May have a share price which is not attractive to sellers, and

•                  May have harmed our reputation.

The following table summarizes our contractual and lease obligations at March 31, 2005:

	Total	3/31/2006	3/31/2007	3/31/2008
Office Lease	$77,513	$77,513	$—	$—
Due to Related Party	$49,448	$49,448	none	none
Officer’s Employment Agreement	$90,000	$90,000	$—	$—
Notes Payable	$1,088,940	$663,940	$425,000	none
Total	$1,305,901	$880,901	$425,000	$—

The office lease for our corporate office expires in February 2006 and is based on a fixed annual fee of $14 per square foot payable in equal monthly installments.

We have entered into employment agreements with our Chairman, Vice President of Development and one other employee. These agreements bear standard employment terms and conditions. The minimum future amounts are not accrued or reflected in the table above, as they are based on continued employment. In addition, certain employees who do not have Employment Agreements, have an offer letter or other agreements with us, which state that under certain circumstances, they may receive a severance payment if the Company terminates their employment. Should we be liable to all such employees, the maximum amount due is less than $50,000. This is not shown in the table above.

Subsequent to the announcement of the proposed merger, we have been in the process of renegotiating the Employment Agreement with our CEO. This agreement is not yet finalized and amounts are not reflected in the table above.

We have renegotiated an offer letter agreement with our COO who will leave the company regardless of the consummation of the proposed merger. The renegotiated agreement calls for normal confidentiality and non-compete provisions and stipulates that the COO assist with the proposed merger and transition responsibilities in her current capacity. Employment will continue until three months after the closing of the proposed merger. The stock options issued and held by our COO will continue to vest on their normal schedule, however, all vested stock options held by our COO must be exercised by July 1, 2007 or be forfeited. The agreed upon settlement to this officer is included in the table above.

From early February 2005, we have incurred costs relating specifically to the proposed merger with MPC and expect to continue to incur costs through closing and thereafter. We have three categories of costs that we will incur with respect to the proposed merger:

•                  Fixed Costs to Closing: We have and will incur legal, proxy, accounting, filing, tax, printer, fairness opinion, travel and other costs by pursuing this merger and seeking the appropriate regulatory approvals. These costs will be incurred regardless of whether the proposed merger is consummated. Assuming the transaction closes in August or September 2005, we expect to incur at least $400,000 in such fixed costs.

•                  Variable Costs to Closing: We will incur costs to Bathgate Capital, our investment banking firm, if the proposed merger transaction is consummated. Under the terms of our revised arrangement with Bathgate, we will pay them $350,000 upon closing of the transaction, issue them a one-year convertible note at 5% in the amount of $550,000 (convertible into our common stock at any time prior to repayment at $3 per share) and issue them 200,000 warrants to purchase shares of our common stock with a five year life and exercisable at $3 per share.

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

ITEM 3. CONTROLS AND PROCEDURES

We have performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There have been no changes in our internal control over financial reporting during the three months ending March 31, 2005 that have materially affected, or is reasonably likely to have had a material affect on our internal controls over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and management’s duties require it to make its best judgment in evaluating the cost-benefit relationship of potential controls and procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. NONE

None.

ITEM 6. EXHIBITS

Exhibit 31.1 – Certification of Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3 – Certification of Chairman of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification of Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3 – Certification of Chairman of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HyperSpace Communications, Inc.

Date: May 12, 2005	/s/ Mark Endry
Mark Endry
President and CEO

Date: May 12, 2005	/s/ Mark Pougnet
Mark Pougnet
Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1 – Certification of Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3 – Certification of Chairman of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification of Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3 – Certification of Chairman of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.