Form 10QSB
period 2005-06-30
HyperSpace Communications, Inc.
filed 2005-07-19
CIK 1289871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒   No  ☐

As of June 30, 2005 there were 3,737,110 shares of the issuer’s no par value Common Stock outstanding.

Transitional Small Business Disclosure Format. Yes  ☐   No  ☒

Table of Contents

ITEM 1: FINANCIAL STATEMENTS

HYPERSPACE COMMUNICATIONS, INC.

Balance Sheet

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$4,226,792	$5,875,481
Accounts Receivable, net of an allowance for doubtful accounts of $30,507and $0, respectively	$71,922	$158,998
Other Current Assets	$497,455	$106,182
Total Current Assets	$4,796,169	$6,140,661

Non-Current Assets
Property & Equipment, net of accumulated depreciation of $332,042 and $301,456, respectively	$80,196	$110,782
Capitalized Software, net of accumulated amortization of $630,443 and $593,121, respectively	$261,249	$298,570
Total Non-Current Assets	$341,445	$409,352

TOTAL ASSETS	$5,137,614	$6,550,013

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$438,985	$230,484
Accrued Compensation	$88,332	$83,522
Deferred Revenue	$96,213	$122,016
Current Portion of Notes Payable & Debt	$1,125,991	$721,965
Total Current Liabilities	$1,749,521	$1,157,987

Long Term Liabilities
Long term Portion of Notes Payable	$—	$425,000
Total Long Term Liabilities	$—	$425,000
Total Liabilities	$1,749,521	$1,582,987

Shareholders’ Equity
Preferred Stock, no par value; 1,000,000 shares authorized; no shares issued and outstanding at 2005 and 2004	—	—
Common Stock, no par value, 15,000,000 shares authorized; 3,737,110 and 3,732,429 shares issued and outstanding at 2005 and 2004, respectively	$12,089,496	$12,087,134
Accumulated Deficit	$(8,701,403)	$(7,120,108)
Total Shareholders’ Equity	$3,388,093	$4,967,026

TOTAL LIABILITIES AND EQUITY	$5,137,614	$6,550,013

See accompanying notes to financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Unaudited Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004.

	June 30,
	Three months ended		Six months ended
	2005	2004	2005	2004
Revenues
License Fees	$36,270	$14,626	$75,911	$100,824
Service & Other	$39,993	$55,634	$89,367	$105,560
Total Revenues	$76,263	$70,260	$165,278	$206,384

Cost of Revenue
Amortization of Capitalized Software	$18,661	$30,488	$37,321	$60,977
Customer Support	$12,079	$40,243	$49,966	$68,144
Total Cost of Revenue	$30,740	$70,731	$87,287	$129,121

Gross Profit	$45,523	$(471)	$77,991	$77,263

Operating Expenses
Research & Development	$83,148	$107,476	$180,507	$223,697
Sales & Marketing	$114,530	$169,055	$369,780	$289,465
General & Administrative	$510,057	$226,449	$1,106,992	$575,313
Total Operating Expenses	$707,735	$502,980	$1,657,279	$1,088,475

Loss from Operations	$(662,212)	$(503,451)	$(1,579,288)	$(1,011,212)

Other (Income)/Expense
Interest Expense, net	$(1,982)	$361,503	$1,814	$536,909
Other Expense	$193	$5,749	$193	$8,289
Gain on Settlement	$—	$—	$—	$(440,999)
Total Other (Income)/Expense	$(1,789)	$367,252	$2,007	$104,199

Net Loss	$(660,423)	$(870,703)	$(1,581,295)	$(1,115,411)

Preferred Dividends	$—	$24,184	$—	$48,040

Net Loss attributable to Common Shareholders	$(660,423)	$(894,887)	$(1,581,295)	$(1,163,451)

Basic and diluted weighted average Common Shares outstanding	3,734,621	1,451,013	3,733,531	1,417,483

Basic and diluted loss per Common Share	$(0.18)	$(0.62)	$(0.42)	$(0.82)

See accompanying notes to financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Unaudited Statements of Cash Flows For The Six Months Ended June 30, 2005 and 2004.

	For the Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net Loss	$(1,581,295)	$(1,115,411)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	$30,586	$38,564
Amortization/impairment of capitalized software	$37,321	$60,977
Settlement of liability for reduced amount	$—	$(440,999)
Options issued to employees	$—	$27,333
Warrants issued for debt issue costs and interest	$—	$34,281
Conversion preference with debt	$—	$82,863
Stock for services	$—	$22,500
Reduction of conversion price on debt to induce conversion and maturity extension on convertible debt	$—	$150,800
Warrants issued to induce conversion and maturity extensions on convertible debt	$—	$76,454
Accrued interest included in notes payable	$(19,832)	$47,400
Accretion of Debt Issue Costs	$—	$14,288
Provision for Bad Debt	$30,507	$—
Changes in Assets and Liabilities
Accounts Receivable	$56,570	$260,298
Other Current Assets	$(391,274)	$(8,435)
Accounts Payable	$208,501	$(118,905)
Accrued Liabilities	$4,811	$(79,482)
Deferred Revenue	$(25,804)	$(44,735)
Net Cash Used in Operating Activities	$(1,649,909)	$(992,209)

INVESTING ACTIVITIES
Purchase of Property and Equipment	$—	$(52,126)
Net Cash Used in Investing Activities	$—	$(52,126)

FINANCING ACTIVITIES
Net Proceeds from Notes Payable	$—	$1,250,000
Payment of Note Payable	$(1,142)	$(18,228)
Net Proceeds from the Issuance of Preferred Stock	$—	$43,750
Payment of Offering Costs	$2,362	$(25,000)
RCI Settlement	$—	$(42,500)
Net cash provided by financing activities	$1,220	$1,208,022

Net cash increase (decrease) for period	$(1,648,689)	$163,687

Cash at beginning of period	$5,875,481	$27,429

Cash at end of period	$4,226,792	$191,116

Statements of Cash Flows

Supplemental disclosure of cash flow information:

Cash paid for interest for the six months ended June 30, 2005 and 2004 was $82,547 and $27,057, respectively.

No cash was paid for income taxes for the six months ended June 30, 2005 and 2004.

Supplemental disclosure of non-cash activity:

During the six months ended June 30, 2004, $228,652 of notes payable was converted to common stock, at $3.50 per share.

During the six months ended June 30, 2004, the Company issued $8,125 of common stock in exchange for deferred offering costs.

During the six months ended June 30, 2004, the Company accrued dividends on Series A preferred stock in the amount of $48,040.

See accompanying notes to financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Notes to Financial Statements (Information with Respect to the Three and Six Months Ended

June 30, 2005 and 2004 is Unaudited)

Note 1—Description of Business

HyperSpace Communications, Inc. (the Company) produces and markets HyperWeb™ and HyperTunnel™ software products, which accelerate web and client/server-based applications over wider area networks, both terrestrial and wireless, thereby increasing performance and throughput and lowering costs for bandwidth, hardware, software, IT overhead and human resources while increasing employee productivity and customer satisfaction. The Company’s objective is to make its customers more efficient and profitable through higher performance of mission-critical applications.

On March 21, 2005, the Company incorporated a wholly owned subsidiary by the name of Spud Acquisition Corporation (“Spud”). Spud is organized under the laws of the state of Delaware and has no operations. Spud has been formed to complete the proposed merger with MPC Computers, Inc. (“MPC”).

On March 21, 2005, the Company, along with Gores Technology Group, LLC (“Gores”) and MPC, announced the execution of an Agreement and Plan of Merger dated as of March 20, 2005 by and among the Company, Spud Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, GTG PC Holdings, LLC, a Delaware limited liability company and GTG-Micron Holding Company, LLC. MPC is the wholly owned subsidiary of GTG PC Holdings, LLC. The shareholder vote on the merger proposal is scheduled for July 22, 2005. For further details on this proposed transaction, please refer to the various documents filed with the SEC including the Definitive Proxy Statement filed with the SEC on June 17, 2005.

Note 2—Significant Accounting Policies

Interim Financial Information

The unaudited financial statements for the three and six months ended June 30, 2005 and 2004 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows. Operating results for the six months ended June 30, 2005 are not necessarily an indication of the results that may be expected for the entire fiscal year. HyperSpace Communications, Inc. has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

These financial statements and notes should be read in conjunction with the 10-KSB filed with the SEC on March 31, 2005. The footnotes below are those that have changes from the footnotes accompanying the financial statements at December 31, 2004 in the aforementioned 10-KSB.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. Although the Company has incurred substantial losses since inception, the Company completed an IPO on October 1, 2004 and accordingly, no adjustments are necessary to the financial statements as a result of a going concern uncertainty. Due to the change in the Company’s business, as contemplated by the proposed merger with MPC, and notwithstanding any break-up fee that may be payable by MPC, not consummating the merger may result in continued losses and cash flow problems. The Company does, however, expect to have sufficient cash to fund operations through June 30, 2006.

The Company reports comprehensive income (loss) in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. The difference between reported net income and comprehensive income (loss) is not considered material for the periods presented.

License fee revenue: For software license agreements that do not require significant modification or customization of the software, the Company recognizes revenue when evidence of a non-cancelable, signed contingency-free agreement exists, any acceptance testing is complete, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable. In all other instances, the Company defers revenue. The Company records deferred revenue as a current liability until all the elements to be delivered at a future date and vendor specific evidence of acceptance have occurred.

The Company considers receipt of an approved customer purchase order or the approval of a legal agreement to be persuasive evidence of an arrangement. Delivery generally occurs when the customer has received an electronic media copy of the software or where the Company has evidence that the customer has downloaded the software from our website.

If a license agreement provides acceptance provisions that grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications, the Company defers revenue recognition until acceptance by the customer or lapse of the acceptance period. Typically, the Company’s software licenses do not include significant post-delivery obligations to be fulfilled by us.

Generally, the Company follows the abovementioned policy regardless of whether we are selling to the ultimate end-user or to a reseller, provided the reseller agrees to the same terms as discussed above. However, a certain number of reseller agreements relate to sales into foreign countries, where the license fee is payable over a number of future installments. Although these foreign reseller agreements generally have no contingent deal terms, the likelihood of foreign resellers making future installment payments is heavily dependent on their success at reselling the Company’s software. This payment risk is higher in certain countries than others due to the high cost of successful collection efforts and low probability of successful litigation efforts. The Company believes that the risk is higher in countries exclusive of what the US Commerce Department classifies (for software export permit purposes) as the “EU + 8”. The “EU+8 countries” include: Austria, Australia, Belgium, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Japan, Luxembourg, Netherlands, New Zealand, Norway, Poland, Portugal, Spain, Sweden, Switzerland, United Kingdom. The Company’s policy for license sales to foreign resellers, therefore, in non-EU + 8 countries, will be to recognize revenues on a cash received basis.

During the six months ended June 30, 2005, the Company signed an agreement with a Russian reseller that met the criteria of this policy. The Company recognized $7,000 as revenue during the quarter ended June 30, 2005 based on receipt of the first installment payment.

Concentrations of Credit Risk

The Company is subject to the risks of concentration of credit risk in a few customers. During the three months ended June 30, 2005, the Company had:

•      Three customers that accounted for 34% of revenues

•      34% of its revenues from non-US customers

During the six months ended June 30, 2005 the Company had:

•      Three customers that accounted for 29% of revenues

•      19% of its revenues from non-US customers

At June 30, 2005, one customer accounted for 24% of the total accounts receivable.  This customer paid the remaining amount owed subsequent to the end of the quarter.

As of June 30, 2005, and periodically throughout the reported years, the Company has maintained balances in operating accounts in excess of the U.S. Federal Deposit Insurance Corporation (FDIC) insured $100,000 limit. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk related to cash.

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

As of June 30, 2005, the Company has determined and recorded a reserve of approximately $31,000 for doubtful accounts for two non-U.S. customers. One customer, a large European mobile telecommunications provider, has historically paid late but despite extensive collection efforts, the days outstanding on the unpaid amount is past their historic payment window of six months. The other customer is a reseller who has not made the final one-third payment on a license sale. The Company believes that this is due to the reseller’s unsuccessful efforts to ramp up the sale of our products to one of their large customers. There is no contingency in the signed license agreement, and therefore, the Company intends to pursue full payment but has reserved 100% of the remaining outstanding balance of $13,000.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss available to common shareholders—as reported	$(660,423)	$(894,887)	$(1,581,295)	$(1,163,451)

Add: stock-based employee compensation included in net income	$—	$2,999	$—	$27,333

Deduct: total stock-based employee compensation expense determined under fair market value method for an award	$—	$(30,676)	$(150,803)	$(306,367)

Net loss available to common shareholders—pro forma	$(660,423)	$(922,564)	$(1,732,098)	$(1,442,485)

Basic loss per common share—as reported	$(0.18)	$(0.62)	$(0.42)	$(0.82)

Basic loss per common share—pro forma	$(0.18)	$(0.64)	$(0.46)	$(1.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. All options are granted at fair market value on the date of the grant. No options have been re-priced or had their maturities extended during the six months ended June 30, 2005. In terms of the provisions of our Incentive Option Plans, employees, with vested options, who leave the employment of the Company, are required to exercise or forfeit their options within 90 days after leaving employment regardless of the exercise period of the initial grant.

There were no options granted during the quarter ended June 30, 2005 and the following table provides the weighted-average assumptions used at June 30, 2004 for all Black-Scholes calculations in the financial statements:

	June 30,
	2005	2004

Approximate risk free rate	N/A	3.4%
Average expected life	N/A	10 years
Dividend yield	N/A	—%
Volatility	N/A	25.00%

Our estimated volatility is determined by a review of certain small-cap indices. We believe that our actual volatility since our IPO is not reflective of future volatility. This treatment is permitted by FASB 123. Under the new FASB 123R, which will apply to us effective January 1, 2006, we will, as a new public company, be permitted to use a peer group comparison because the period of our historical volatility will not be longer than the expected terms of the outstanding options. However, we will no longer be permitted to use indices. We are currently determining the way we will adopt FASB 123R.

Basic Loss Per Share

The Company applies the provisions of Statement of Financial Accounting Standard NO. 128, “Earnings Per Share” (FAS 128). For the six months ended June 30, 2005 and 2004, total stock options, stock warrants and convertible debt of 5,066,726 and 1,511,885 respectively were not included in the computation of loss per share because their effect was antidilutive; however, if the Company were to achieve profitable operations in the future, they could potentially dilute such earnings. The Company’s basic and diluted loss per share is equivalent and accordingly, only basic loss per share has been presented.

Note 3 – Other Current Assets

We expect to incur approximately $1.5 million in professional fees and deal costs to consummate the merger with MPC.  As of June 30, 2005, we incurred approximately $451,000 of costs relating to the proposed merger and have capitalized these costs as Other Current Assets in the Balance Sheet.

Note 4—Notes Payable and Debt

	June 30,	December 31,
	2005	2004
	(Unaudited)

Convertible Bridge Loans	$1,076,264	$1,089,627
Note Payable to Founder	$49,727	$57,338
Total Notes Payable and Bridge Loans	$1,125,991	$1,146,965
Long-term Portion of Convertible Bridge Loans	$—	$425,000
Current Portion of Notes Payable and Bridge Loans	$1,125,991	$721,965

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

With respect to the Note Payable to Founder, the Founder has the right, at any time prior to payment (or pre-payment), to convert all or any part of the then outstanding balance of principal and interest under this note into shares of common stock at the conversion price of $3.50 per share. The note matured in June 2005 and is callable at any time by the Founder. Interest is accrued at 9% on the outstanding principal balance of this note.

Note 5—Related Party Transactions

The Company’s policies prohibit loans to Directors, Officers and Employees. There were no such loans outstanding at any time during the quarter ended June 30, 2005.

The Company has a loan outstanding from its Founder that arose prior to our IPO. During the six months ended June 30, 2005, the Company paid accrued interest and repaid a small amount of principal on this note. More details are provided in Note 3 – Notes Payable and Debt.

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

Note 7—Proposed Acquisition of MPC Computers, Inc. (“MPC”)

On March 21, 2005, the Company, along with Gores Technology Group, LLC (“Gores”) and MPC, announced the execution of an Agreement and Plan of Merger dated as of March 20, 2005 by and among the Company, Spud Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, GTG PC Holdings, LLC, a Delaware limited liability company and GTG-Micron Holding Company, LLC. MPC is the wholly owned subsidiary of GTG PC Holdings, LLC. The shareholder vote on the merger proposal is scheduled for July 22, 2005. For further details on this proposed transaction, please refer to the various documents filed with the SEC including the Definitive Proxy Statement filed with the SEC on June 17, 2005.

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

Our Business

Company Overview

We are a Colorado-based software company that was formed in 2001. We develop, produce, and market network acceleration and data compression software. We offer two software products. Our initial software product HyperWeb™, was introduced in late 2001. In January 2004, we introduced our second product, HyperTunnel™. These software products address the growing need for real-time application acceleration and improved business communications over wired and wireless networks.

We completed an initial public offering, or “IPO”, in October 2004. We raised approximately $7.1 million after offering costs and expenses.

As discussed elsewhere in this document and in various filings with the SEC since March 21, 2005, we are preparing to engage in a merger that, if approved by our shareholders and consummated, would result in us acquiring 100% of the outstanding equity interest of GTG PC Holdings, LLC, the parent of MPC Computers, LLC, or MPC. MPC is a provider of computing solutions to customers in the federal government, state and local government and education and mid-market enterprise markets offering a broad range of customized computing products and services, including hardware, software and related information technology (IT) consultative services.

Business Overview

In the last few months many of our competitors have announced that they are being acquired or merging with other competitors. We believe this is a reflection of their difficulties growing revenue on a stand-alone company basis. We believe the combined assets, resources and larger market presence of the merged competitors will increase the difficulty of selling our products on a stand-alone basis.

After a comprehensive process, which is explained in detail in the Definitive Proxy Statement filed with the SEC on June 17, 2005, we determined that the MPC acquisition would provide us with the best chance to grow revenues for our products.

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

As we moved ahead on our merger strategy, we made the decision to reduce our investments in sales and marketing. Specifically, we decided to reduce headcount expansion, cut back on marketing research and begin to eliminate outbound telemarketing activities that were not producing desired results. These actions have negatively impacted the revenue growth for the six months ended June 30, 2005.

We operate our business and conduct our development work from our headquarters in Denver, Colorado. Independent sales agents and partners work out of offices owned or rented by them. We had 12 full-time employees/regular contractors as of June 30, 2005.

KEY INDICATIONS OF FINANCIAL CONDITION AND PERFORMANCE

Comparison of the Three and Six Months ended June 30, 2005 to 2004 (Unaudited)

	June 30,
	Three Months Ended			Six Months Ended
	2005	2004	% Change	2005	2004	% Change
Revenues	$76,263	$70,260	9%	$165,278	$206,384	-20%

Expenses
Cost of Revenue	$30,740	$70,731	-57%	$87,287	$129,121	-32%
Research & Development	$83,148	$107,476	-23%	$180,507	$223,697	-19%
Sales and Marketing	$114,530	$169,055	-32%	$369,780	$289,465	28%
General & Administrative	$510,057	$226,449	125%	$1,106,992	$575,313	92%
Total Operating Expenses	$738,475	$573,711	29%	$1,744,566	$1,217,596	43%

Loss from Operations	$(662,212)	$(503,451)	32%	$(1,579,288)	$(1,011,212)	56%

Other (Income)/Expense	$(1,789)	$391,436	-100%	$2,007	$152,239	-99%

Net Loss attributable to Common Shareholders	$(660,423)	$(894,887)	-26%	$(1,581,295)	$(1,163,451)	36%

Revenues: Our revenues are derived from software license sales, annual maintenance contracts on those sales, consulting fees, training fees, per-user-per month recurring revenues for ISP customers and per-user/per-site-per-month fees for a partner who sells our products to multi-location customers as an alternative to costly additional bandwidth and hardware additions.

For the six months ended June 30, 2005 compared to 2004, revenues were 20% lower. In the six months ended June 30, 2005, we sold licenses to 6 customers with an average license sale of approximately $13,000 while in 2004, we sold licenses to 10 customers with an average license sale of approximately $10,000. Maintenance revenue decreased 15% in the six months ended June 30, 2005 compared to the same period in 2004 due to the declining overall level of new license sales in the last 6 months. The reduction in revenues in 2005 compared to 2004 was primarily due to fewer customers purchasing our products and, due to the limited number of transactions, we do not see the increased average license sale as a trend.

For the three months ended June 30, 2005 compared to 2004, total revenues were 9% higher. In 2005, we sold licenses to 3 customers with an average license sale of approximately $12,000, while in 2004, we sold licenses to 3 different customers with an average license sale of approximately $5,000. The increase in license sales in the quarter ended June 30, 2005 versus 2004 was offset by a decrease in maintenance revenue of 28%. As mentioned above, due to the limited number of transactions in the three-month period for 2005 and 2004, we do not see the increased average license sale as a trend.

In March 2005, we entered into an $84,000 license reseller agreement with a customer based in Russia that intends to resell our software into the Russian telecommunications industry. The license will be paid for quarterly over the next two years. We recognized $7,000 as revenue in the quarter ended June 30, 2005 based on the first payment received in April 2005. In terms of our revenue recognition policy we will recognize revenues from this agreement on the cash received basis.

Cost of Revenue: This category is comprised of amortization of capitalized software development costs and customer support costs, which include personnel costs that relate to pre-and post-sales support of our products. Cost of Revenue decreased 32% in the six-month period ended June 30, 2005 compared to the same period in 2004. This decrease is attributed to a 39% reduction in amortization of capitalized development costs for HyperWeb™ which was fully amortized in December, 2004, and a 27% decrease in customer support costs as we reduced contract customer support personnel in response to declining revenues.  The decrease in amortization of capitalized development costs for HyperWeb and the elimination of temporary customer service resources contributed to a decrease in cost of revenue for the three months ended June 30, 2005 of 57%.

Research & Development Costs: Research and development expenses consist primarily of compensation related to the cost of software engineering personnel, third party consultants, prototype expenses related to the design, development, testing and enhancement of our software products, hardware and software used in the design, development and support of our products. This expense category is the non-capitalized portion of these costs. For the six months and three months ended June 30, 2005 compared to the same period in 2004, Research and Development (R&D) costs decreased by 19% and 23% respectively. This was mainly due to reduced compensation costs in the area of product management as we transferred one person from R&D to focus on M&A activities which are now classified under the G&A expense category.

Sales & Marketing: In the six months ended June 30, 2005, sales and marketing expenses increased 28% or $80,000 compared to 2004. This increase was attributed to the following:

•      Marketing expenses increased $64,000 and is attributable to costs incurred in 2005 for re-design of the Company website of $25,000, a two-month media campaign of $16,000, Public Relations and Marketing Communication consulting fees of $35,000 and other fees, including lead generation costs, of approximately $25,000. For the same period in 2004, we only incurred costs of approximately $37,000 for marketing campaigns due to limited cash resources prior to the IPO.

•      Sales Commissions decreased $26,000 due to reduced commissions to third-party sales agents.

•      All other Sales and Marketing expenses increased $38,000 due to a placement fee incurred for our VP of Channel Development of $26,000 and increased payroll and travel costs associated with personnel changes in 2005.

In the three months ended June 30, 2005, sales and marketing expenses decreased 32% or $55,000 compared to the same period in 2004 reflecting the reduction in our investments in this area and the change in distribution strategy. In addition to the sales commissions decrease of $26,000 explained above, the Q2 reduction is attributable to the following:

•      Marketing expenses decreased $16,000 in 2005 versus 2004 and is mostly due to our decision to reduce and eliminate our marketing initiatives.

•      Sales personnel costs decreased $18,000 or 16% and the decrease is attributable to the change in personnel in 2005 versus 2004.

General & Administrative Expenses: General and administrative (“G&A”) expenses consist primarily of employee compensation for executives and administrative personnel, office costs such as telecommunications, legal and accounting fees, rent and depreciation. For the six months and three months ended June 30, 2005, G&A expenses increased $532,000 or 92% and $284,000 or 125% respectively compared to the same periods in 2004. We have capitalized $451,000 of non-payroll costs relating to the proposed acquisition of MPC and these costs are not included in this category.

The specific causes of the changes between periods were due to:

•      In 2005, the incremental G&A costs related to being a public company were approximately $283,000 and $165,000 for the six and three months ended June 30, 2005 respectively. These costs included Board of Director costs, Investor relations, D&O Insurance, Legal & Accounting, Sarbanes-Oxley costs, Transfer Agency, printing and compliance costs. In 2004, we incurred a lower level of public company costs prior to becoming a public company.

•      In 2005, compensation costs for the six and three months ended June 30, 2005 increased $232,000 and $134,000 respectively and are due to a salary increase for our CEO, the reclassified costs for our VP of Business Development who was in a product management role in the same period in 2004 and was involved in managing our M&A activities in 2005 and the fact that our CFO was a full-time employee in 2005 versus 2004.

•      In the six months ended June 30, 2005, we recorded a Bad Debt expense of $31,000 for two non-US customers. One customer has historically paid late but the days outstanding on the unpaid amount is past their historic payment window of six months. The other customer is a reseller who has not made the final of three payments on a license sale. The Company intends to pursue payment but has reserved 100% of the remaining outstanding balance.

•      In the six months ended June 30, 2005, we incurred $24,000 in non-capitalizable expenses associated with our merger and acquisition strategy. These were related to the costs of exploring potential mergers and acquisitions that did not materialize. We did not have a merger and acquisition strategy in 2004.

•      Other G&A expenses decreased by $38,000 for the six months ended June 30, 2005 compared to 2004 and this was attributable to decreased travel costs incurred by our CEO, a reduction in IT costs due to one-time purchases of computer hardware and software in 2004, reduced fundraising costs in 2005, offset by an increase in temporary personnel costs in 2005 for general office support.

Other (Income) Expense: For the six and three months ended June 30, 2005, this category reflected a net expense decrease of  $150,000 or 99% and $393,000 or 100% respectively versus the same periods in 2004. The specific causes for the changes between periods are as follows:

•      Interest costs decreased $535,000 and $363,000 for the six and three months ended June 30, 2005 respectively, compared to 2004, and these decreases were attributable to the higher amount of debt outstanding in 2004 versus 2005, loan fees incurred with new debt issued in 2004, imputed interest recorded in 2004 on warrants issued and on debt with conversion features below fair value and realization of interest income in 2005 on IPO funds maintained in an interest-bearing investment account. We issued no new debt or warrants to date in 2005.

•      Other expense decreased $8,000 and $6,000, respectively for the six and three months ended June 30, 2005 and is attributable to reduced foreign exchange losses. Gain on Settlement reflects a decrease of $441,000 and is attributable the gain recorded in March 2004 on settlement of the RCI Note. Preferred dividends decreased $48,000 and $24,000 respectively for the six and three months ended June 30, 2004 and is attributable to the conversion of all preferred stock to common stock in 2004.

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

Actual results may differ from these estimates under different assumptions or conditions. Our use of estimates and critical accounting policies are described in more detail in the notes to our financial statements and in the 10-KSB filed on March 31,

2005. There have been no changes to the accounting policies described in the 10-KSB as of June 30, 2005.

Liquidity and Capital Resources

Since inception we have financed our operations through the private placements of equity securities, convertible debt, loans from our Founder and other members of our Board of Directors, a loan from RCI for the acquisition of RCI’s assets, short-term loans, payment of various consultants and employees with stock and /or options as part compensation for their services, a line of credit and our net proceeds of $7.1 million from our IPO.

We used cash from operations of $1.7 million for the six months ended June 30, 2005 compared to a use of cash of $1.0 million in the first six months of 2004. Approximately $0.1 million of the increase is attributable to costs related to the proposed acquisition of MPC. The lower revenue and increased operating cost explanations provided above explain the remaining increased use of cash. Cash flow from financing activity decreased due to the fact that in the first quarter of 2004, we raised bridge loans to fund operations prior to our IPO of approximately $1.2 million. We had no new financing activities that raised cash in the first six months of 2005.

The following table summarizes our contractual and lease obligations at June 30, 2005:

	Total	6/30/2006	6/30/2007	6/30/2008
Office Lease	$54,259	$54,259	$—	$—
Due to Related Party	$49,727	$49,727	none	none
CEO/COO Employment Agreements	$472,500	$367,500	$105,000	$—
Board of Directors’ Agreements	$32,000	$32,000	$—	$—
Notes Payable	$1,076,264	$1,076,264	none	none
Total	$1,684,750	$1,579,750	$105,000	$—

The office lease for our corporate office expires in February 2006 and is based on a fixed annual fee of $14 per square foot payable in equal monthly installments.

We have entered into employment agreements with our Chairman, Vice President of Development and one other employee. These agreements bear standard employment terms and conditions. The minimum future amounts are not accrued or reflected in the table above, as they are based on continued employment. In addition, certain employees who do not have Employment Agreements have an offer letter or other agreements with us, which state that under certain circumstances, they may receive a severance payment if the Company terminates their employment. Should we be liable to all such employees, the maximum amount due is less than $50,000. This is not shown in the table above.

We have renegotiated an employment agreement with our CEO and an offer letter agreement with our COO, both of whom will leave the company after completion of the proposed merger with MPC. Additionally, if the proposed merger is consummated, four current board directors, including the CEO, will resign. The specific terms of the amended agreements can be found in the Definitive Proxy Statement filed with the SEC on June 17, 2005 and the agreed upon settlements to the officers and directors are included in the table above.

On May 1, 2005, we engaged a public relations firm whose compensation, per the services agreement, includes a grant of 12,500 shares of restricted common stock valued at $50,000. The agreement stipulates that the stock grant will only be issued if the firm is still engaged as of August 1, 2005.  Since the performance commitment has not been reached, we have not included this obligation in the table above and have not recognized any expense in our financial statements for the three and six months ended June 30, 2005.

From early February 2005, we have incurred costs relating specifically to the proposed merger with MPC and expect to continue to incur costs through closing and thereafter. We have three categories of costs that we will incur with respect to the proposed merger:

•      Fixed Costs to Closing: We have and will incur legal, proxy, accounting, filing, tax, printer, fairness opinion, travel and other costs by pursuing this merger and seeking the appropriate regulatory approvals. These costs will be incurred regardless of whether the proposed merger is consummated and we expect to incur at least $500,000 in such fixed costs.

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

•      Costs after Closing: If the proposed merger is consummated, we expect to incur costs relating to reducing our workforce including severance payments and Employment Agreement amounts, termination fees, additional D&O Insurance, increased American Stock Exchange fees, increased travel costs, increased costs relating to compliance particularly to integrate the merged companies’ internal controls and procedures to comply with the relevant provisions of the Sarbanes-Oxley Act of 2002, increased legal and audit costs, increased Board of Director and Audit Committee expenses and other integration costs. All of these items are discussed in greater detail in the Definitive Proxy Statement filed with the SEC.

As part of the proposed merger agreement, we have agreed, upon closing of the merger, to provide a general guaranty to MPC’s new line-of-credit with Wachovia Financial. The guaranty is supported by a general security agreement on our assets (which is subordinate to the security on our notes payable) and placement of $1.5 million in a restricted account. The funds in the restricted account become unrestricted if MPC meets certain “excess cash availability” tests as calculated under the Wachovia facility. We are permitted to make a $1.5 million payment directly to MPC in lieu of establishing a restricted account. The details of the Wachovia facility are discussed in greater detail in a Form 8-K filed with the SEC on July 12, 2005.

ITEM 3. CONTROLS AND PROCEDURES

We have performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There have been no changes in our internal control over financial reporting during the three and six months ending June 30, 2005 that have materially affected, or is reasonably likely to have had a material affect on our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All shareholder transactions during the quarter ended June 30, 2005 include:

•      4,499 shares issued with respect to the cashless exercise of options.

•      182 shares issued with respect to the cashless exercise of warrants.

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

HyperSpace Communications, Inc.

Date: July 19, 2005	/s/ Mark Endry
Mark Endry
President and CEO

Date: July 19, 2005	/s/ Mark Pougnet
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