Form 10QSB
period 2005-09-30
HyperSpace Communications, Inc.
filed 2005-11-14
CIK 1289871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

 Yes ☐ No ☒

As of September 30, 2005 there were 7,675,637 shares of the issuer’s no par value Common Stock outstanding.

Transitional Small Business Disclosure Format.  Yes ☐ No ☒

ITEM 1: FINANCIAL STATEMENTS

HYPERSPACE COMMUNICATIONS, INC.

Consolidated Balance Sheet

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$6,267,222	$5,875,481
Accounts Receivable, net	62,242,613	158,998
Inventories, net	36,952,982	-
Prepaid Maintenance & Warranty Costs	20,056,671	-
Other Current Assets	1,477,479	106,182
Total Current Assets	$126,996,967	$6,140,661

Non-Current Assets
Property & Equipment, net	8,466,356	110,782
Capitalized Software, net	-	298,570
Goodwill	24,818,982	-
Acquired Intangibles, Net	33,799,128	-
Long-Term Portion of Prepaid Maintenance & Warranty Costs	1,466,989	-
Other Assets	1,101,958	-
Total Non-Current Assets	$69,653,413	$409,352

TOTAL ASSETS	$196,650,380	$6,550,013

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable & Accrued Expenses	$75,557,665	$314,006
Accrued Licenses & Royalties	2,907,289	-
Current Portion of Accrued Warranties	2,709,516	-
Current Portion of Deferred Revenue	26,201,696	122,016
Current Portion of Notes Payable & Debt	45,049,365	721,965
Total Current Liabilities	$152,425,531	$1,157,987

Long Term Liabilities
Long term Portion of Notes Payable	$60,606	$425,000

Non-Current Portion of Accrued Warranties	2,405,444	-
Non-Current Portion of Deferred Revenue	17,671,840	-
Total Long Term Liabilities	$20,137,890	$425,000

TOTAL LIABILITIES	$172,563,421	$1,582,987

Shareholders' Equity
Preferred Stock, no par value; 1,000,000 shares authorized; no shares issued and outstanding at 2005 and 2004	$-	-
Common Stock, no par value, 50,000,000 shares authorized; 7,675,637 and 3,732,429 shares issued and outstanding at 2005 and 2004, respectively	37,650,941	12,087,134
Accumulated Deficit	(13,563,982)	(7,120,108)
Total Shareholders' Equity	$24,086,959	$4,967,026

TOTAL LIABILITIES AND EQUITY	$196,650,380	$6,550,013

The results of GTG PC Holdings, LLC, the parent holding company of MPC Computers, LLC, have been consolidated effective from July 25, 2005, the date the merger with HyperSpace Communications, Inc. became effective. Accordingly, the Balance Sheet at December 31, 2004 contains the information without MPC Computers.

See accompanying notes to the consolidated financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004.

	September 30,
	Three months ended		Nine months ended
	2005	2004	2005	2004

Net Sales	$100,924,297	$119,221	$101,089,575	$325,605

Cost of Good Sold	$88,165,039	$82,622	$88,252,326	$211,743

Gross Margin	$12,759,258	$36,599	$12,837,249	$113,862

Operating Expenses
Research & Development	$1,099,302	$227,441	$1,279,809	$451,138
Selling, General & Administrative	10,266,567	538,428	11,712,752	1,364,642
Depreciation & Amortization	1,270,541	15,293	1,301,128	53,857
Total Operating Expenses	$12,636,410	$781,162	$14,293,689	$1,869,637

Operating Income (Loss)	$122,848	$(744,563)	$(1,456,440)	$(1,755,775)

Other (Income)/Expense
Interest Expense, net	$802,356	$265,934	$804,170	$802,843
Merger Related Stock Compensation	4,183,070	-	4,183,070	-
Other Expense	-	(1,056)	194	(433,767)
Total Other (Income)/Expense	$4,985,426	$264,878	$4,987,434	$369,076

Net Loss	$(4,862,578)	$(1,009,441)	$(6,443,874)	$(2,124,851)

Preferred Dividends	$-	$24,449	$-	$72,489

Net Loss attributable to Common Shareholders	$(4,862,578)	$(1,033,890)	$(6,443,874)	$(2,197,340)

Basic and diluted weighted average Common Shares outstanding	$6,485,728	$1,501,026	$4,661,011	$1,445,534

Basic and diluted loss per Common Share	$(0.75)	$(0.69)	$(1.38)	$(1.52)

The results of GTG PC Holdings, LLC, the parent holding company of MPC Computers, LLC have been consolidated effective from July 25, 2005, the date the merger with HyperSpace Communications, Inc. became effective. The column reflecting the nine months ended September 30, 2005 includes results for HyperSpace only from January 1, 2005 through July 24, 2005. HyperSpace’s results are consolidated with MPC’s results for the remainder of the nine-month period. The 2004 information is for HyperSpace only. Please see the Management Discussion and Analysis section, which reflects financial results of operations as if HyperSpace and MPC has been consolidated for all periods.

See accompanying notes to the consolidated financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Unaudited Consolidated Statements of Cash Flows For The Nine Months Ended September 30, 2005 and 2004.

	For the Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net Loss	$(6,443,874)	$(2,197,340)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	537,667	53,857
Amortization/impairment of capitalized software and intangibles	819,442	91,465
Settlement of liability for reduced amount	-	(440,999)
Employee stock compensation on issuance and exercise of stock options	245,781	27,333
Merger related stock compensation expense	4,183,070	-
Cashless exercise of warrants	52,242	-
Warrants issued for debt issue costs and interest	-	242,429
Conversion preference with debt and accretion of debt issue costs	-	147,269
Stock issued to employees and for services	-	55,700
Reduction of conversion price on debt and warrants issued to induce conversion and maturity extension on convertible debt	-	227,254
Accrued interest included in notes payable	(9,005)	52,934
Provision for Bad Debt	(109,762)	-
Changes in Assets and Liabilities	-	-
Accounts Receivable	(21,559,507)	183,008
Inventory	(5,167,321)	-
Prepaid Maintenance & Warranties	1,955,669	-
Other Current Assets	(281,431)	(3,753)
Accounts Payable and Accrued Liabilities	12,234,366	(123,736)
Accrued Royalties	1,004,302	-
Accrued Warranties	(870,640)	-
Deferred Revenue	(2,957,590)	(18,903)
Net Cash Used in Operating Activities	$(16,366,591)	$(1,703,482)

INVESTING ACTIVITIES
Purchase of Property and Equipment	$(41,791)	$(52,126)
MPC Acquisition Costs, net of cash acquired	1,283,918	-
Net Cash From Investing Activities	$1,242,127	$(52,126)

FINANCING ACTIVITIES
Net Proceeds from Notes Payable	$-	$1,650,000
Net activity on Line of Credit	15,681,697	-
Payment of Note Payable	(151,912)	(16,000)

Payments on Capital Leases	(47,192)	-
Net Proceeds from the Issuance of Common Stock	-	227,304
Net Proceeds from the Issuance of Preferred Stock	-	43,750
Net Proceeds from the exercise of stock options	31,250	-
Payment of Offering Costs	2,362	(25,000)
RCI Settlement	-	(42,500)
Net cash provided by financing activities	$15,516,205	$1,837,554

Net cash increase (decrease) for period	$391,741	$81,946

Cash at beginning of period	$5,875,481	$27,429

Cash at end of period	$6,267,222	$109,375

Statements of Cash Flows

Supplemental disclosure of cash flow information:

Cash paid for interest for the nine months ended September 30, 2005 and 2004 was $770,211 and $4,274, respectively.

No cash was paid for income taxes for the nine months ended September 30, 2005 and 2004.

Supplemental disclosure of non-cash activity:

During the nine months ended September 30, 2005, $11,764,645 of common stock and $7,240,516 of warrants to purchase common stock were issued as consideration for the acquisition of MPC.

Note 5 in the financial statements provides information on the assets acquired and liabilities assumed in the acquisition of MPC.

During the nine months ended September 30, 2005, $308,113 of warrants to purchase common stock were issued to investment bankers in conjunction with the acquisition of MPC.

During the nine months ended September 30, 2005 and 2004, $754,927 and $728,213 of notes payable was converted to common stock, at an average of $4.23 per share in 2005 and $3.50 per share in 2004.

During the nine months ended September 30, 2005, the Company incurred $4,126,504 of stock compensation expense and $56,566 of related payroll tax expense, funded through accrued payroll, for the vesting of restricted stock units issued to MPC management upon completion of the acquisition of MPC and the exercise of stock options for an executive leaving the Company as a result of the acquisition.

During the nine months ended September 30, 2005, the Company funded $550,000 in acquisition-related investment banking costs through the issuance of one-year convertible promissory notes.

During the nine months ended September 30, 2005, the Company funded $1,998,003 in acquisition costs through the use of accounts payable.

During the nine months ended September 30, 2005, the Company incurred $1,037,467 of acquisition costs resulting from the accelerated vesting of restricted stock units for employees terminated as the result of restructuring subsequent to completion of the merger.

During the nine months ended September 30, 2005 and 2004, the Company issued $293,023 and $8,125 of common stock, respectively, in exchange for deferred offering costs/cashless exercise of options and warrants.

During the nine months ended September 30, 2004, the Company accrued dividends on Series A preferred stock in the amount of $72,489.

During the nine months ended September 30, 2004, the Company funded purchases of $1,456,222 in deferred offering cost through the use of accounts payable.

During the nine months ended September 2004, the Company converted $75,000 of related party notes payable to common stock.

During the nine months ended September 2004, the Company converted $970,000 of preferred stock and $87,992 of preferred dividends to common stock.

See accompanying notes to the consolidated financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements (Information with Respect to the Three and Nine Months Ended September 30, 2005 and 2004 is Unaudited)

Note 1—Description of Business, Ownership and Basis of Presentation

HyperSpace Communications, Inc. (the “Company” or “HyperSpace”), a Colorado corporation, was formed in February 2001 and completed its initial public offering (“IPO”) on October 1, 2004. On March 21, 2005, the Company incorporated a wholly owned subsidiary, Spud Acquisition Corporation, a Delaware corporation (“Spud”). Spud was formed to complete a merger with GTG PC Holdings, LLC, (“GTG Holdings”) a Delaware limited liability company, the parent of MPC Computers, LLC, a Delaware limited liability company (“MPC”). The merger was consummated on July 25, 2005. For further details on this transaction, please refer to the various documents filed with the SEC including the Definitive Proxy Statement filed with the SEC on June 17, 2005.

MPC and its subsidiaries design, manufacture, market, sell, support and service customized computer products and services for businesses, governments, education institutions and consumers. MPC offers a wide range of innovative products, services and support. The primary products include a wide range of desktop and notebook systems, servers and storage products, related hardware products, services and software. MPC also resells certain third party hardware, software and components. MPC was formed on April 9, 2001 and began operations on June 1, 2001, with the acquisition of its assets from Interland, Inc., formerly Micron Electronics, Inc.

Since inception, the Company has been engaged in the production and distribution of the HyperWeb and HyperTunnel software products. Sales of these software products continue to decline compared to similar periods in the prior year. While MPC has been involved in selling these software products since the merger was announced, there have not been any material sales to date. In November 2005, the Company decided to suspend further R&D expenditures into these software products.

These consolidated financial statements are unaudited and consolidate the accounts of GTG Holdings and its wholly owned subsidiaries (including MPC) effective July 25, 2005, the date of acquisition by the Company. References to a fiscal year refer to the calendar year in which such fiscal year commences. MPC’s fiscal year ends on the Saturday closest to December 31. MPC’s floating fiscal year-end typically results in a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 53-week fiscal year. References to three-month periods, or fiscal quarters, refer to the 13 weeks ended on the date indicated. MPC’s third quarter ended on October 1, 2005 and no material events occurred between this date and HyperSpace’s quarter end date of September 30, 2005.

The Company’s consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the financial position, results of operations or cash flows to be realized in future periods. Historically, a disproportionately higher amount of MPC’s net sales and net income have been realized during its third and fourth fiscal quarters.

Note 2 - Liquidity

HyperSpace has not been profitable since inception and MPC did not achieve Net Income in fiscal 2004 or 2003. HyperSpace has relied on funding from its founder, early investors and approximately $7.1 million, net, raised from shareholders in its IPO.

In connection with the IPO, the Company also issued 3.6 million warrants. These warrants are exercisable at $5.50 per share. The warrants are redeemable by the Company at $0.25 per share if its common stock trades at or above $9.50 per share for 20 consecutive trading days. If all of these warrants were exercised, the Company could raise approximately $19.8 million before any fees that may be payable. None of these warrants have yet been exercised, and the Company does not anticipate that a material amount of the warrants will be exercised unless the Company is able to exercise its call right.

MPC’s liquidity depends on the timing of collections of accounts receivable, operating margins obtained on sales, managing its overhead expenses and borrowing availability. MPC has a secured-asset-based revolving line of credit facility with Wachovia Capital Finance Corporation (Western) providing for loan advances and standby letters of credit. MPC’s obligations under the Wachovia credit facility are guaranteed by the Company. The availability of funding under the credit facility is determined by a borrowing base calculation based on eligible receivables and inventory. In recent periods, MPC has often borrowed the maximum amount available under its line of credit and believes that trend will continue for the foreseeable future. As of September 30, 2005, MPC was in violation of one of its covenants under the Wachovia credit facility for the third fiscal quarter in maintaining minimum EBITDA. However, MPC has secured a waiver of the covenant.

 Note 3—Significant Accounting Policies

Interim Financial Information: The unaudited consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 have been prepared in accordance with the SEC’s rules and regulations on interim financial information and include, in the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. All significant intercompany transactions and balances have been eliminated. Operating results for the nine months ended September 30, 2005 are not necessarily an indication of the results that may be expected for the entire fiscal year.

These consolidated financial statements and notes should be read in conjunction with the 10-KSB filed with the SEC on March 31, 2005. The footnotes below are those that have changes from the footnotes accompanying the financial statements at December 31, 2004 in the aforementioned 10-KSB.

The accompanying consolidated financial statements have been prepared on a going- concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. Although the Company and MPC have reported financial losses in recent fiscal periods, they believe that the new Wachovia loan facility, the reduction in overhead expenses since the merger, the conversion of debt to equity and the length of time MPC is able to take to pay outstanding payables are sufficient to fund operations through September 30, 2006.

In addition the Company and MPC have plans to reach profitability. Accordingly, no adjustments are necessary to the financial statements as a result of a going-concern uncertainty.

Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities. The amounts it will ultimately incur or recover could differ materially from the current estimates. These estimates include the allowance for doubtful accounts, reserve for returns and discounts, inventory valuation, long-lived asset useful lives and impairment, timing of the recognition of warranty revenue and expense, as well as other product warranty obligations. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations.

Comprehensive Loss: The Company reports comprehensive income (loss) in accordance with the provisions of Statements of Financial Accounting Standard (SFAS) 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. The difference between reported net income and comprehensive income (loss) is not considered material for the periods presented.

Revenue Recognition: We recognize revenue on hardware and peripherals, net of an allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. For FOB destination agreements, which include all sales to the US Federal Government and some sales to State, Local and Education customers, the Company also defers the cost of product revenue for in-transit shipments until the goods are delivered and revenue is recognized. In-transit product shipments to customers are included in inventory on the Company’s consolidated statement of financial position.

Revenue from extended warranty and service contracts, for which we are obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. The amount recognized on a month-to-month basis within this term represents management’s best estimate of how it will perform its obligations in future revenue periods. This is based on past historic trends and other factors likely to have a future impact on warranty claims. The actual rate of warranty claims could differ materially from management’s estimates. Revenue from sales of third-party extended warranty and service contracts, for which we are not obligated to perform, is recognized on a net basis at the time of sale.

The Company recognizes revenue on software products for which it is primarily obligated to perform in accordance with the Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended, and other authoritative guidance. The Company recognizes revenue on software sales when all of the following criteria are met: when a non-cancelable, signed contingency-free agreement exists, any acceptance testing is complete, the Company no longer has significant obligations with regard to implementation, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable. In all other instances, the Company defers revenue. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to common carrier or downloaded from our website in the case of the HyperSpace software products. The Company records deferred revenue as a liability until all the elements to be delivered at a future date and vendor specific evidence of acceptance have occurred.

The value of maintenance services on software sales is determined based on stated renewal rates and a comparison of the stated price of maintenance to any software sold in a related transaction. Service revenue from software maintenance and support are recognized ratably over the maintenance term, which in most cases is one year. Term licenses are recognized ratably over the term of the related arrangement.

If a license agreement provides acceptance provisions that grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications, the Company defers revenue recognition until acceptance by the customer or lapse of the acceptance period. Typically, the Company’s software licenses do not include significant post-delivery obligations to be fulfilled by it.

Concentrations of Credit & Financial Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, restricted cash and trade accounts receivable. The Company invests its cash in credit instruments of highly rated financial institutions and performs periodic evaluations of the credit standing of these financial institutions. As of September 30, 2005, and periodically throughout the reported years, the Company has maintained balances in operating accounts in excess of the US Federal Deposit Insurance Corporation (FDIC) insured $100,000 limit. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk related to cash.

A concentration of credit risk may exist with respect to trade receivables, particularly MPC customers within the US Federal Government. The Company performs ongoing credit evaluations on a significant number of its customers and collateral from its customers is generally not required. One customer accounted for approximately 33% of trade receivables as of September 30, 2005.

MPC relies, to a certain extent, on Wachovia to assist in financing operations. The reliance on a single lender involves several risks, including the possibility of the lender calling the outstanding debt balance if the Company is unable to obtain a waiver in the event of violations of its debt covenants, and the risk of limiting its ability to obtain financing from other lenders. As of September 30, 2005, the Company was in violation of one of the covenants relating to the third quarter EBITDA amount. However, MPC and the Company have secured a waiver of this violation.

Allowance for Doubtful Accounts: The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at an estimated realizable value. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors including historical bad debt experience, the general economic environment, and the aging of its receivables. A considerable amount of judgment is required when assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. The Company does not reserve for any receivables from the US Government due to the fact that we have never had an uncollectible account in that regard. The Company’s allowance for doubtful accounts totaled $0.9 million as of September 30, 2005.

Inventory and Inventory Reserves: Inventory balances are stated at the lower of cost or market, with cost being determined on an average cost basis approximating first in first out (FIFO). MPC regularly evaluates the realizability of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. If circumstances related to MPC’s inventories change, MPC’s estimates of the realizability of inventory could materially change. At September 30, 2005, MPC’s inventory valuation allowance totaled $10 million and is recorded as a reduction of inventory on MPC’s consolidated financial statements. Inventory balances, net of valuation allowances, at September 30, 2005 are:

September 30,
2005
(Unaudited)

Raw Materials	$23,242,316
WIP	639,258
Finished Goods	13,071,408

Total Inventory	$36,952,982

Capitalization and Amortization of Software Development Costs: For software costs internally developed we follow the following accounting policies:

Pre-Feasibility Stage: The Company expenses costs incurred to establish the technological feasibility of a software program as they are incurred. For these purposes, technological feasibility is considered achieved when all planning, designing, coding, and testing has been sufficiently completed such that we can produce the program to meet its design specifications.

Post-Feasibility/Pre-Release Stage: The Company capitalizes costs incurred following technological feasibility but prior to commercial release and records them at cost. These costs are not applied against revenues generated during that period.

Post-Release Stage: Commencing with commercial release of the program, the Company amortizes costs that have accumulated in the R&D account over the program’s expected useful life and we expense as incurred all additional software costs.

The Company’s internal software development costs include application and tool development, translation, testing and localization costs incurred in producing software and associated documentation to be licensed to customers. The Company may also contract with third parties to develop and test software that will be licensed to customers. In addition, from time to time the Company may choose to purchase source code or product rights from third parties to be integrated with our software.

The Company expenses R&D costs relating principally to the design and development of products (exclusive of costs capitalized) as they are incurred. The Company expenses the costs of developing routine enhancements as R&D costs as incurred because of the short time between the determination of technological feasibility and the date of general release of related products.

The Company amortizes capitalized software development costs over the estimated useful life of the software, which is usually 3 to 5 years. The HyperWeb software was fully amortized in 2003. Quarterly, the Company evaluates the carrying value of its capitalized software development costs by quantifying expected undiscounted future cash flows from net software sales and comparing that to the carrying value in its assessment of whether or not the asset has been impaired. For the quarter ended September 30, 2005, the Company impaired HyperTunnel software in the amount of $243,000.

Goodwill.  The Company accounts for Goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant.

Goodwill represents the excess of the purchase consideration over the fair value of assets acquired less liabilities assumed in a business acquisition. During the quarter ended September 30, 2005, the Company’s acquisition of MPC gave rise to Goodwill in the amount of $25 million. In the quarter ended September 30,

2005, the Company engaged an independent third party valuation expert to express an opinion on the fair value of the identifiable intangible and tangible assets of MPC as of July 25, 2005. Based on this valuation, the Company established the carrying amount of goodwill for the third quarter of 2005. The Company will conduct goodwill impairment testing annually in the third quarter or more frequently if impairment indicators arise.

Acquired Intangibles, Net.   Other intangible assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that intangible assets with estimable useful lives be amortized over their estimated useful lives, and be reviewed for impairment at least annually or when changes in circumstances indicate that their carrying amounts are in excess of their estimated fair value. Acquired intangibles are amortized over their estimated useful lives ranging from 4 to 20 years.

Long-Lived Assets.   Equipment and software are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives, primarily three to five years. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Equipment held for lease is depreciated over the initial term of the lease to the equipment’s estimated residual value.

The Company assesses the recoverability of its long-lived assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the long-lived assets to their estimated fair value. Cash flow projections are subject to a degree of uncertainty and are based on management’s estimate of future performance. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company’s long-lived assets are assessed.

Deferred Revenue.   Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred software maintenance revenues that are recognized over the term of the contract, which generally range from 1-4 years. Also included in deferred revenue is revenue from the sale of enhanced and extended warranties, which are recognized as the related services are provided, which generally range from 3-5 years. These enhanced/extended warranties are deferred based on guidance provided in Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”, and are valued based on the list price, net of any discounts offered to the customer.

Prepaid Maintenance and Warranty Costs.   Prepaid maintenance and warranty costs include amounts paid to third party software vendors, outsourced providers of warranty fulfillment services and technology insurance vendors for which the related revenue has been deferred. These costs are recognized ratably with the related revenue.

Royalties: The Company has royalty-bearing license agreements allowing it to sell certain hardware and software products and to use certain patented technology. Royalty costs are accrued and included in cost of goods sold when the related revenue is recognized.

Accrued Warranties: The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard limited warranty. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, labor and a period ranging from 90 days to five years. Factors that affect the warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy warranty obligations. The Company regularly reevaluates its estimate to assess the adequacy of its recorded warranty liabilities and adjust the amounts as necessary. If circumstances change, or a dramatic change in the failure rates were to occur, the estimate of the warranty accrual could change significantly.

Product and Process Technology: Costs related to the conceptual formulation and design of products and processes are expensed as incurred as research and development. Costs incurred to establish patents and acquire product and process technology are capitalized. There were no such costs capitalized for the three or nine months ended September 30, 2005. Capitalized costs are amortized using the straight-line method over the shorter of the estimated useful life of the technology, the patent term, or the agreement, ranging up to ten years.

Shipping Costs: Shipping and handling costs are included in cost of sales in the accompanying consolidated statement of income for all periods presented.

Research, Development, and Engineering Costs — Research, development, and engineering costs are expensed as incurred, in accordance with SFAS No. 2, Accounting for Research and Development Costs. Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Advertising: Advertising costs, which are included in sales, general and administrative expense, are expensed as incurred.

Stock-Based Compensation- Stock Options: The Company has determined the value of stock-based compensation arrangements under the provisions of Accounting Principle Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and makes pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 permits the use of either a fair value based method or the method defined in APB No. 25 to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB No. 25 are required to disclose the pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method. The Company will be subject to the provisions of the recently promulgated SFAS No. 123R in the first quarter of fiscal 2006 and has not yet adopted any of its provisions.

THE IMPACT OF STOCK BASED COMPENSATION ON THE COMPANY’S NET LOSS

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss available to common shareholders—as reported	$(4,862,578)	$(1,033,890)	$(6,443,874)	$(2,197,340)
Add: stock-based employee compensation included in net income	$471,209	$-	$471,209	$27,333
Deduct: total stock-based employee compensation expense determined under fair market value method for an award	$(57,876)	$(32,676)	$(208,679)	$(339,043)
Net loss available to common shareholders—pro forma	$(4,449,245)	$(1,066,566)	$(6,181,344)	$(2,509,050)
Basic loss per common share—as reported	$(0.75)	$(0.69)	$(1.38)	$(1.52)
Basic loss per common share—pro forma	$(0.69)	$(0.71)	$(1.33)	$(1.74)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. All options are granted at fair market value on the date of the grant. No options have been re-priced or had their maturities extended during the nine months ended September 30, 2005. In terms of the provisions of our Incentive Option Plans, employees, with vested options, who leave the employment of the Company, are required to exercise or forfeit their options within 90 days after leaving employment regardless of the exercise period of the initial grant.

As a result of rewarding certain HyperSpace employees for their contribution in the consummation of the merger and as a consequence of various severance and termination agreements entered into with former HyperSpace employees as a result of the merger, the Company has accelerated the vesting of 178,608 stock options at September 30, 2005. 152,858 of these options are to former or current HyperSpace officers. The exercise prices on these accelerated options range from $1.98 to $4.55, all of which are below the price of the stock as of September 30, 2005. All of these options would have vested within the next 12 months. Typically stock options granted vest equally over a three-year period.

The following table provides the weighted-average assumptions used at September 30, 2005 and 2004 for all Black-Scholes calculations in the financial statements:

	September 30,
	2005	2004

Approximate risk free rate	4.34%	3.47%
Average expected life	10 years	5.5 years
Dividend yield	—%	—%
Volatility	25%	25%

The estimated volatility is determined by a review of certain small-cap indices. We believe that our actual volatility since our IPO is not reflective of future volatility. FASB 123 permits this treatment.

Stock Based Compensation – Restricted Stock Units

Prior to the merger, designated MPC officers and key employees had been granted rights to receive a portion of the proceeds of certain liquidity events. The merger with HyperSpace qualified as such an event. As a result, MPC officers and key employees were contractually entitled to 15% of the total consideration payable in the merger in full satisfaction of all obligations under the plan established by its prior owner. As part of the merger agreement and pursuant to agreements signed with these MPC officers and key employees, and as part of an incentive and ongoing retention plan, HyperSpace assumed the responsibility for issuing 1,223,885 restricted stock units after the consummation of the merger which will vest periodically over the subsequent twelve months. Any MPC personnel who receive restricted stock units, and who leave the Company voluntarily or for cause after the merger and before these stock and option awards vest, will forfeit such awards. As these stock awards are made, after the consummation of the merger, the Company records a non-cash compensation expense as these restricted stock units vest.

Basic Loss Per Share: The Company applies the provisions of SFAS No. 128, “Earnings Per Share”. For the nine months ended September 30, 2005 and 2004, total stock options, stock warrants and convertible debt of 10,721,507 and 1,247,712 respectively were not included in the computation of loss per share because their effect was antidilutive; however, if the Company were to achieve profitable operations in the future, they could potentially dilute such earnings. The Company’s basic and diluted loss per share is equivalent and accordingly, only basic loss per share has been presented.

Note 4—Notes Payable and Debt

	September 30,	December 31,
	2005	2004
	(Unaudited)

Line of Credit	$41,639,829	$-
Debt Incurred in Merger	555,048	-
Omni-Tech Notes Payable	2,000,000	-
Convertible Bridge Loans	340,814	1,089,627
Other Debt	549,780	-
Note Payable to Founder	24,500	57,338
Total Notes Payable and Debt	$45,109,971	$1,146,965
Long-term Portion	60,606	425,000
Current Portion of Notes Payable and Debt	$45,049,365	$721,965

All amounts are inclusive of accrued interest.

Line of credit: In July 2005, MPC replaced its credit facility with a new three-year facility provided by Wachovia Capital Finance Corporation (Western). This new facility provides for borrowings totaling $60 million. The maximum borrowings under the revolving line of credit are subject to a borrowing base calculated primarily on eligible receivables and inventory. The interest rate on the line of credit is prime rate plus 0.5%. Under the credit facility, MPC is subject to certain financial and other covenants including EBITDA and limitations on the amount of property, plant and equipment that can be purchased. As of September 30, 2005, MPC was in violation of its EBITDA covenant for the third quarter. However, MPC has secured a waiver for such violation.

Debt Incurred in Merger: $550,000 is due July 2006 including any unpaid interest, which is accrued at 5% per annum. The holders shall have the right, at any time prior to payment (or pre-payment), to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.00 per share, which was determined at the date of issuance. The common stock underlying these notes are covered by a registration rights agreement.

Founder’s Note: With respect to the Note Payable to Founder, $25,602 was repaid to the Founder during the quarter-end September 30, 2005. The Founder has converted the remaining amount outstanding on the note to equity after September 30, 2005. The amount was converted at a price of $3.50 per share. Interest is accrued at 9% on the outstanding principal balance of this note.

Omni Tech Acquisition: On August 22, 2003, MPC acquired certain assets and assumed certain liabilities of Omni Tech Corporation (“OTC”). The transaction was consummated pursuant to the terms and conditions of an Asset Purchase Agreement (the APA) by and between OTC and MPC.

Pursuant to the APA, MPC paid cash of $12.7 million at closing, and delivered to OTC a promissory note in the amount of $2 million (the “Note”). Additionally, the APA provided for a purchase price holdback of $2.3 million (the “Holdback”). The purchase price is subject to a post-closing final adjustment based on the net working capital of the acquired business (the “Net Working Capital Adjustment”) and the Holdback was established in order to satisfy any negative net working capital adjustment. The Note is due in one lump sum on August 19, 2006. Interest on the Note is to be paid quarterly using the “prime rate”, as reported in the Wall Street Journal on the business day immediately preceding the start of each quarter, plus three-quarters of one percent (0.75%).

In late 2003, a dispute arose in connection with the Net Working Capital Adjustment because OTC’s calculation of the net working capital of the acquired business exceeded MPC’s calculation by approximately $3.9 million. Pursuant to the terms of the APA, MPC and OTC entered into discussions with independent accountants in an attempt to engage their services for dispute resolution. However, the parties could not agree on a dispute resolution procedure or scope thereof. On February 19, 2004, OTC filed a Complaint in the United States District Court for the Eastern District of Wisconsin on the issue naming MPC, and Gores Technology Group, LLC, as the defendants. In the Complaint, OTC seeks payment of $2.7 million plus attorneys’ fees, expenses and interest. Additionally, OTC expects to receive payment for the Note. MPC filed a motion to compel dispute resolution by an independent accountant pursuant to the APA, which motion was denied by the District Court. MPC has appealed the denial of the motion to compel dispute resolution, and the matter is currently pending before the federal court of appeals. If MPC suffers an adverse result in the proceeding, the requirement to make cash payments to Omni Tech would have an adverse effect on its cash position.

Convertible Bridge Loans: These notes were issued prior to the Company’s IPO. The outstanding amount is due April 2006 including any unpaid interest which is accrued at 12% per annum. The holder shall have the right, at any time prior to payment (or pre-payment), to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.50 per share. The notes include detachable warrants for purchase of common stock. The value of the warrants was recorded as interest expense in 2004. All assets of the Company collateralize the notes. These notes have registration rights.

Note 5 – Acquisition of MPC In July 2005, the Company acquired MPC which achieved the Company’s objective to acquire a business the Company believed would help in adding technological value, expanding geographical reach, and realizing additional sales. Goodwill of $25 million has arisen as a result of this transaction based on the excess of the purchase price over the fair value ascribed to MPC’s customer relationships, trade names and the revaluation of certain property, plant and equipment less the liabilities assumed in the acquisition. Research and development was not separately valued since it was not considered to be of a proprietary nature. The consideration for the MPC acquisition consisted of the issuance of stock and warrants valued at approximately $24.5 million including transaction costs. The purchase price calculation is as follows:

In Thousands
Except Per Share
Shares of HCO Common Stock	3,671
Price of HCO Common Stock	$3.21
Value of Common Stock Issued	$11,765
Fair Value of Warrants Issued	$7,241
Plus: HCO and MPC Merger Costs	$5,450
Total Purchase Price	$24,455

The acquisition of MPC has been accounted for as a business combination with HyperSpace being the acquirer under SFAS No. 141, “Business Combinations”. The results of MPC have been included with HyperSpace’s since acquisition. Assets acquired and liabilities assumed will be recorded in the Company’s fiscal 2005 consolidated balance sheet at their estimated fair values as of July 25, 2005. An allocation of purchase price to the assets acquired and liabilities assumed at the date of acquisition is presented in the table below. The allocation of the purchase price to tangible and intangible assets is based upon management’s estimates and assumptions as well as an independent third party valuation expert. The purchase price allocation may be subject to further adjustments arising from working capital adjustments and the finalization of actions to be taken and charges associated with the integration of HyperSpace and MPC.

The independent third party engaged by the Company determined that the following intangible assets exist at MPC as of the date of the acquisition: customer lists and relationships of $31.9 million, trade mark and trade name of $2.3 million and non-compete agreements of $90,000. These intangible assets are amortized over their expected lives as determined by the independent valuation firm. The independent third party determined that MPC’s property, plant and equipment had a value of $8.8 million. This is being depreciated over three years.

The total purchase price has initially been allocated as follows (in thousands):

Current Assets	$98,119
Goodwill	24,819
Acquired Intangibles	34,320
Property and Equipment	8,851
Other Assets	2,493

Total Assets Acquired	168,602

Current Liabilities	(98,537)
Current Debt	(26,580)
Long-Term Debt	(2,114)
Long-Term Liabilities	(16,916)

Total Purchase Price	$24,455

The fair value of HyperSpace’s common stock price, as determined by the average closing price on the American Stock Exchange, on the two business days before and after the merger was announced on March 21, 2005, was $3.21. The fair value of the HyperSpace warrants to be issued were estimated using Black-Scholes valuation assumptions, including a ten year expected life which corresponds to the actual exercise period of the warrant grant, a volatility rate of 25% which is the assumed volatility of the HyperSpace stock, an approximate risk free interest rate of 3.5% and a zero percentage dividend yield.

The merger costs include investment-banking expenses, legal and accounting fees, printing expenses and other merger related costs. Included in these deal costs is the fair value of warrants issued to certain investment bankers in the amount of $308,000. This amount was determined using the Black-Scholes pricing model using the same assumptions as discussed above.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of HyperSpace and MPC, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each three and nine-month period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$122,310,985	$116,786,851	$280,196,595	$324,759,051
Cost of Goods Sold	108,876,433	100,133,764	247,928,780	283,004,536
Gross Margin	13,434,552	16,653,087	32,267,815	41,754,515
Operating Expenses	15,860,480	16,500,548	44,194,646	49,121,311
Operating Income (Loss)	(2,425,928)	152,539	(11,926,831)	(7,366,796)
Non-Operating (Income)/Expense	5,206,242	860,691	6,274,636	2,021,656
Preferred Dividends	-	24,449	-	72,489
Net Income (Loss)	$(7,632,170)	$(732,601)	$(18,201,467)	$(9,460,941)
Basic and Diluted Income (Loss) per share	$(1.02)	$(0.14)	$(2.45)	$(1.85)

Note 6—Related Party Transactions

The Company’s policies prohibit loans to Directors, Officers and Employees. There were no such loans outstanding at any time during the quarter ended September 30, 2005.

The Company has a loan outstanding from its Founder that arose prior to its IPO. During the nine months ended September 30, 2005, the Company paid accrued interest and repaid the principal on this note. More details are provided in Note 4 – Notes Payable and Debt.

Prior to the acquisition by HyperSpace, MPC; (i) sold its products to companies affiliated with MPC’s previous owner, and (ii) provided various administrative services to affiliated entities, which included payroll processing, legal, sales tax, human resources consulting and information technology services. These transactions are considered not to be material, and were on an arms-length basis no less favorable than could be obtained from an unaffiliated third party.

MPC also paid management fees to their previous owner for management support and oversight until the end of Fiscal 2004. MPC did not pay related party management fees for the three or nine month periods in 2005 and will not pay any such fees going forward.

On September 28, 2005 the Company entered into a one-year consulting agreement with one of its directors to provide merger and acquisition consulting services to the company. The base fee is $10,000 per month and there is a success fee of $100,000 and certain stock awards in the event of a consummated acquisition by the Company. This director is also affiliated with Gores Technology Group, MPC’s former owner. The Board of Directors has determined that this agreement is on an arms-length basis and has determined that this director must be excluded from any vote on mergers.

Note 7—Income Taxes

The Company did not provide a current or deferred federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced operating losses. HyperSpace has never had taxable net income and therefore has operating loss carry forwards as of September 30, 2005.

MPC was not required to provide for income tax expense prior to January 2, 2005 because it was a wholly owned LLC owned by GTG PC Holdings, a partnership. Beginning January 2, 2005, MPC elected to be taxed as a C corporation and was therefore required to record income tax expense. No expense was recorded in 2005 because of the losses on operations.

Note 8—Segment Information

The Company sells almost entirely into the US market and is managed in the following segments: US Federal Government, State/Local/Education (“SLE”) and Mid-sized Business. The Company also manages its business by product type as detailed below. The HyperSpace software revenue is classified in the Mid-sized Business and Third Party and Other categories. The following information is provided as if the merger has occurred as of the beginning of fiscal 2004.

Sales and Operating Income (Loss) by Market Segment

	Three Months Ended September 30
	2005		2005	2004	2004
	Net		Operating	Net	Operating
	Sales		Inc(Loss)	Sales	Inc(Loss)

US Federal Government	$59,935,000		$(1,906,756)	$55,564,842	$219,802

SLE	$34,310,000		$(949,474)	$35,784,501	$(852,673)

Mid-sized Business	$28,065,985		$430,302	$25,437,508	$785,409

Total	$122,310,985		$(2,425,928)	$116,786,851	$152,539

	Nine Months Ended September 30
	2005		2005	2004	2004
	Net		Operating	Net	Operating
	Sales		Inc(Loss)	Sales	Inc(Loss)

US Federal Government	$118,054,338		$(6,861,758)	$150,997,241	$(5,648,419)

SLE	$76,146,286	$	$ (4,161,138)	$85,628,235	$(2,810,307)

Mid-sized Business	$85,995,971		$(903,934)	$88,133,575	$1,091,930

Total	$280,196,595		$(11,926,831)	$324,759,051	$(7,366,796)

Sales and Operating Income (Loss) by Product

	Three Months Ended September 30,
	2005	2005	2004	2004
	Net	Operating	Net	Operating
	Sales	Inc(Loss)	Sales	Inc(Loss)

Systems	$75,819,000	$412,222	$81,295,635	$1,773,218

Third Party and Other	$46,491,985	$(2,838,150)	$35,491,216	$(1,620,679)

Total	$122,310,985	$(2,425,928)	$116,786,851	$152,539

	Nine Months Ended September 30,
	2005	2005	2004	2004
	Net	Operating	Net	Operating
	Sales	Inc(Loss)	Sales	Inc(Loss)

Systems	$188,950,998	$(4,381,718)	$222,924,009	$(251,971)

Third Party and Other	$91,245,597	$(7,545,113)	$101,835,042	$(7,114,825)

Total	$280,196,595	$(11,926,831)	$324,759,051	$(7,366,796)

Note 9 - Contingencies

As stated in Note 4 above, MPC is currently engaged in litigation with respect to the Omni Tech acquisition.

On or about August 30, 2004, MPC was served with a complaint filed August 23, 2004, in the United States District Court for the Eastern District of Texas captioned “American Video Graphics, L.P. v. Dell, IBM, Hewlett-Packard, Sony, Toshiba, et al”. The case alleges infringement by MPC and others of certain United States patents relating to video technology as used in personal computers. A separate case alleging infringement of a related United States patent covering certain aspects of computer video technology was filed on or about March 21, 2005, in the United States District Court for the Eastern District of Texas captioned “American Video Graphics, L.P. v. Dell, IBM, Hewlett-Packard, Sony, Toshiba, et al”. MPC is part of a joint defense group with the other defendants. Subsequent to the end of the quarter ended September 30, 2005, the defense group proposed to settle with the plaintiff for dismissal of both suits and the granting of a fully paid up license to practice the asserted patents for the remaining life of the patents in the United States. The plaintiff has accepted this proposal in principle and the parties are negotiating the settlement agreements. MPC has reserved for its portion of the settlement as of September 30, 2005.

On June 7, 2005, MPC was served with a first amended complaint in a lawsuit filed in the federal district court for the district of Utah, alleging infringement of certain patents, relating to floppy disk controllers, owned by Phillip Adams & Associates, LLC. MPC is investigating the matter and is identifying component suppliers so that it may prepare and tender indemnification demands. Because the case is in its early stages, MPC is not able to determine the financial impact, if any, arising from an adverse result in the matter.

On September 10, 2003, Bridgeport Holdings filed for Chapter 11 bankruptcy protection in a Proof of Claim in the bankruptcy for $268,484. In February 2004, MPC received correspondence from counsel for the debtor advising that it was debtor’s position that MPC had received preference payments from

Bridgeport Holdings and demanding return of same. In August 2005, the bankruptcy trustee filed suit in the United States Bankruptcy Court for the District of Delaware, seeking to recover $684,837 in alleged preference payments. The Company is defending the matter and believes there are valid defenses available with respect to all or part of the alleged preferential payments. However, because the case is in its early stages, the Company is not able to determine the financial impact, if any, arising from and adverse result in the matter.

The Company is involved in other various other legal proceedings from time to time in the ordinary course of its business. The Company investigates these claims as they arise. The Company is not currently subject to any other legal proceedings that the Company believes would have a material impact on its business. However, due to the inherent uncertainties of the judicial process, the Company is unable to predict the ultimate outcome or financial exposure, if any, with respect to these matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot be assured that such expectations will occur. Our actual future performance could differ materially from such statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see the “Risk Factors” contained in our S-3 filed on October 6, 2005 which can be viewed at the SEC’s website at www.sec.gov or through a link on our website www.ehyperspace.com. These forward-looking statements apply only as of the date of this report; as such, they should not be unduly relied upon for current circumstances. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

Management’s discussion and analysis of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes in the Company’s Annual Report in Form 10-KSB for the year ended December 31, 2004 and the Company’s Definitive Proxy Statement relating to the MPC acquisition filed with the SEC on June 17, 2005.

Overview

We were formed in 2001 as a Colorado-based software company and completed an initial public offering in October 2004. In July of 2005, we acquired MPC Computers, LLC, or MPC, which is now our wholly owned subsidiary. As a result of the MPC acquisition, the size and nature of our business and our sales and marketing strategy has changed significantly from the time of our initial public offering. In fiscal 2004, our net sales were approximately $458,000 and MPC’s net sales were approximately $428 million. Despite efforts in sales and marketing, we did not have any meaningful success in selling our software products. Accordingly, all marketing and sales initiatives for the HyperSpace software products are now managed, marketed and sold by MPC. Other than two small sales, MPC has not had any success to date in selling the HyperSpace software products. In November 2005, we decided to suspend R&D expenditures in the HyperSpace software products given the continued cost with no material sales prospects. Our future strategy for the HyperSpace software product line may involve selling or licensing the software products.

MPC is a provider of computing solutions to customers in three key market segments: the US Federal Government, state and local government and education and Mid-sized Business. It offers a broad range of customized computing products and services, including hardware, software and related support services. Final assembly and customer support of MPC branded products is performed by MPC on-shore in the US in Nampa, Idaho. MPC manufactures, markets and sells desktop and notebook personal computers,

NetFRAME® servers and DataFRAME™ storage solutions. MPC’s suite of services includes technical support, parts replacement and infrastructure deployment. In addition to manufacturing MPC branded PCs, servers and storage devices through its build-to-order manufacturing process, MPC fulfills its customers’ requirements for third party products, including peripherals and software solutions.

MPC believes that it competes on the basis of:

•	A build-to-order fulfillment model,
•	Product and service customization,
•	A superior level of customer service and support,
•	A focus on distinct market segments,
•	US based non-outsourced support operations, and
•	Aiming to lower its customer’s total cost of ownership for IT.

During the quarter ended September 30, 2005, MPC began an initial contract manufacturing arrangement. Although the amounts involved are not yet material, MPC hopes to grow this line of business to utilize the excess capacity at its Nampa, Idaho facility.

Third Quarter Summary

•	Overall revenues for the third quarter of 2005 are almost 5% higher than those of the same period in 2004
•	Revenues from our higher margin server and storage product offerings are 47% greater than the same period in 2004
•	Sales of Notebooks were 30% higher than the same period in 2004 while Desktops were 19.5% lower
•	Sales to our higher margin Mid-sized Business segment was 10% higher than for the same period in 2004
•	Gross margin declined from 14.3% to 11%
•	Sales to our state and local government and education segment was 4% lower than 2004
•	Achieved a gross margin on non-Third Party revenue of 13.6%
•	Operating Expenses (on a pro-forma basis and excluding Depreciation & Amortization) were 9% lower than for the same period in 2004, and
•	More than $700, 000 in convertible debt was converted to equity

Future Focus

We expect to focus on:

•	Increasing the liquidity into our business,
•	Making our combined operations more cost efficient,
•	Capitalizing on our growth in higher margin products like servers and storage and investing resources to diversify away from our traditional reliance on desktops and laptops,
•	Supporting sales expansion into new industry verticals such as healthcare,
•	Penetrating segments of the US Federal Government where we have historically not made significant sales,
•	Increasing our capacity utilization by providing build to order capabilities through contract manufacturing for other parties, and
•	Utilizing our small business certification to increase overall sales into the US Federal Government.

Our merger & acquisition and partnership strategy may focus on merging with or partnering to:

•	Focus on what we believe are faster growing and more profitable areas of the industry,
•	Leverage MPC’s expansive customer base,
•	Utilize our excess manufacturing capacity at our Nampa facility,
•	Take advantage of needs to re-establish US based on-shore manufacturing and support operations, and
•	Join forces with other IT organizations who are selling to the US Federal Government.

We use “EBITDA”, earnings before interest, taxes, depreciation and amortization, after adjusting for non-cash stock awards issued pursuant to the merger, as a financial measurement. This is not a GAAP measurement. EBITDA after adjusting for non-cash stock awards issued pursuant to the merger is derived by adding back the following to GAAP net loss: Net Interest expenses, Depreciation and Amortization, Impairment of Intangibles and the non-cash expense of stock awards issued pursuant to the merger. This non-GAAP measurement is provided as supplementary information and is not an alternative to GAAP. Some investors may use EBITDA to supplement their analysis of our results of operations.

KEY INDICATIONS OF FINANCIAL CONDITION AND PERFORMANCE ASSUMING THE MERGER TOOK PLACE ON JANUARY 1, 2004

Pro-Forma Comparison of the Three and Nine Months ended September 30, 2005 to 2004 (Unaudited)

	September 30,
	Three Months Ended			Nine Months Ended
	2005	2004	% Change	2005	2004	% Change

Net Sales	$122,310,985	$116,786,851	4.7%	$280,196,595	$324,759,051	-13.7%

Cost of Goods Sold	$108,876,433	$100,133,764	8.7%	$247,928,780	$283,004,536	-12.4%

Gross Margin	$13,434,552	$16,653,087	-19.3%	$32,267,815	$41,754,515	-22.7%
Gross Margin %	11.0%	14.3%		11.5%	12.9%

Operating Expenses
Research & Development	$1,362,611	$1,584,767	-14.0%	$3,896,521	$4,465,232	-12.7%
Selling, General & Administrative	$13,121,709	$14,322,115	-8.4%	$37,804,702	$42,795,033	-11.7%
Depreciation & Amortization	$1,376,160	$593,666	131.8%	$2,493,423	$1,861,045	34.0%
Total Operating Expenses	$$15,860,480	$$16,500,548	-3.9%	$$44,194,646	$$49,121,311	-10.0%
Operating expenses as a % of Revenue	13.0%	14.1%		15.8%	15.1%
Operating Income (Loss)	$(2,425,928)	$152,539	-1690.4%	$(11,926,831)	$(7,366,796)	61.9%

Non-Operating (Income)/Expense
Interest (Income)/Expense	$1,023,172	$861,747	18.7%	$2,091,372	$2,455,423	-14.8%
Merger Related Stock Comp Exp	$4,183,070	$-		$4,183,070	$-
Other (Income)/Expense	$-	$(1,056)	-100.0%	$194	$(433,767)	-100.0%
Total Non-Operating (Income)/Expense	$5,206,242	$860,691	504.9%	$6,274,636	$2,021,656	210.4%

Net Income (Loss)	$(7,632,170)	$(708,152)	977.8%	$(18,201,467)	$(9,388,452)	93.9%

Preferred Dividends	$-	$24,449	-100.0%	$-	$72,489	-100.0%

Net Income (Loss) before taxes	$(7,632,170)	$(732,601)	941.8%	$(18,201,467)	$(9,460,941)	92.4%

Income Tax Benefit	$-	$-	-	$-	$-	-

Net Income (Loss)	$(7,632,170)	$(732,601)	941.8%	$(18,201,467)	$(9,460,941)	92.4%

EBITDA	$(1,049,768)	$746,205	-240.7%	$(9,433,409)	$(5,505,751)	71.3%
EBITDA %	-0.9%	0.6%		-3.4%	-1.7%

Reconciliation of Net Income (Loss) to EBITDA:

Net Income (Loss)	$(7,632,170)	$(732,601)		$(18,201,467)	$(9,460,941)

Interest (Income)/Expense	$1,023,172	$861,747		$2,091,372	$2,455,423

Merger Related Stock Comp Exp	$4,183,070	$		$4,183,070	$-
Other (Income)/Expense	-		(1,056)	194	(433,767)
Depreciation & Amortization	$1,376,160		$593,666	$2,493,423	$1,861,045
Preferred Dividends	-		24,449	-	72,489

EBITDA	$(1,049,768)		$746,205	$(9,433,409)	$(5,505,751)

Revenues: Net Sales for the three-months ended September 30, 2005 increased by approximately 5% compared to the same period in 2004 but is lower by approximately 14% for the nine-month period compared to 2004.

The three-month increase was due to higher sales for third party products that we resold, offset by lower systems sales. The decrease in systems sales was driven by a 20% decline in the desktop sales compared to the same period of 2004 that was not completely offset by increased sales of notebooks and server and storage products. MPC also benefited from increased sales to our Mid-sized Business segment, and approximately $2 million in revenue from the US Federal Government attributable to the new small business self certification (this became effective on the date the merger with HyperSpace became effective and reserves a certain portion of purchases by the US Government to small businesses).

Third party sales involve sales of products not manufactured or developed by MPC. These sales are important as they allow buyers to procure all of their IT products from a single supplier. These products include monitors, printers and software. During the quarter, we recorded large sales to the Department of Veteran’s Affairs, which contained an unusually large component of third party product.

The nine-month decline in net sales is due in part to reduced revenue to two key Federal agencies in the first half of 2005, primarily due to budgetary constraints within the agencies and changes in the procurement process that adversely affected sales of MPC products. The decline was also due in part to lower sales to state and local governments and education customers, markets which are experiencing intense price competition and continued declines in the average selling prices of PC’s. Within the state and local government and education markets, MPC chose not to participate in certain business opportunities where the sales prices would have resulted in unacceptable margins. MPC expects that because of competitive pressures and decreased average sales prices, net sales may continue to decline.

For a detailed analysis of the revenues by market and product please refer to note 8 in the financial statements.

Gross Profit Margin: Gross profit margin for the three-month period for 2005 was lower than the corresponding period in 2004 due to the increased level of third party sales relative to total sales, which carry lower margins, and the fact that the gross margin percentage on third party product resold was 2.7% lower than the corresponding period in 2004. For the three months ended September 30, 2005, our gross margin on systems product was approximately 13.6% while our gross margin on third party product resold was 6.6%. Gross profit margin was also lower on sales to the US Federal Government and in desktops due to a reduction in the number of units sold in the three-month period in 2005 versus the same period in 2004. Notebook margins also suffered from a decline in average selling prices in that period. The higher gross margins in such systems products as servers, storage, as well as services, software and contract manufacturing were insufficient to offset the large proportion of third party sales at lower margins in the quarter and the decline in the other areas identified.

For the nine months ended, compared to 2004, the gross margin was lower by 1.4% due to lower gross profit margins earned on sales to the US Federal Government, as well as lower gross margins on desktop sales and notebook sales resulting from declining average selling prices and for desktops, a decline in the volume of units sold due to intense competition.

Research & Development Costs: Research and development expenses were lower for the three and nine-month periods compared to 2004 due to the significant costs incurred in 2004 due to tooling, hardware and certification expenses for changes to the MPC notebook line.

Selling, General & Administrative Expenses: Compared to the same periods in 2004, these expenses were lower by $1.2 million, or 8.4% for the three months and $4.9 million or 11.7% for the nine-month period. This is primarily a result of efficiency initiatives, lower sales compensation on reduced sales, eliminating duplicate management positions and the elimination of a management fee paid to MPC’s former owner prior to the merger with HyperSpace.

Depreciation and amortization expenses: These increased for the three-month and nine-month periods due to the increased non-cash expense on the revalued tangible and acquired intangible assets in the amount of approximately $1.2 million and the impairment charge of approximately $243,000, taken by HyperSpace, to impair previously capitalized software development costs which occurred during the quarter.

Other (Income) Expense: This is comprised of Interest Expense charges on the various borrowings, non-cash expenses for warrants exercised on a cashless basis, a non-cash charge to reflect the fair-value of restricted stock units issued to MPC employees as a result of the merger and a non-cash charge for the cashless exercise of stock options for employees who left the company in conjunction with the merger.

Income taxes: We make no provision for income taxes because since inception, we have not been profitable. We have a net operating loss carry-forward available to offset future federal and state income tax expenses to an amount that approximates our accumulated deficits. Our net operating loss carry-forward will expire in varying amounts from 2021 to 2023. The utilization of the net operating loss carry-forward as an offset to future taxable income is subject to the limitations under US federal income tax laws. One such limitation is imposed where there is a greater than 50% change in ownership of our company.

MPC was not required to provide for income tax expense prior to January 2, 2005 because it had elected to be taxed as a partnership. Beginning January 2, 2005, MPC became required to record income tax expense. No expense was recorded in 2005 because of the losses on operations. Effective January 2, 2005, GTG PC Holdings (MPC’s immediate parent) will be taxed as a C corporation and as such will be subject to federal and state income tax in future periods.

Off Balance Sheet Transactions

We have no off balance sheet transactions.

Guarantees

During our normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to customers and licensees in connection with the use, sale and/or license of our products, (ii) indemnities to lessors in connection with our facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on our negligence or willful misconduct, and (iv) indemnities involving the accuracy of representations in certain contracts. The duration of these indemnities and commitments in certain cases may be indefinite. The majority of these indemnities and commitments do not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities and commitments in the accompanying consolidated financial statements.

Under our articles of incorporation, we have agreed to indemnify our officers and directors in connection with activities on our behalf. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have not recorded any liability for these agreements as of September 30, 2005. Subsequent to September 30, 2005, we agreed to enter into indemnification agreements with our Directors and certain officers.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R “Share-Based Payment,” a revision to FASB No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion NO. 25 and requires public companies to recognize a compensation expense an amount equal to the fair value of share-based payments granted, such as employee stock options. This is based on the grant-date fair value of those instruments. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans and the accounting for income tax effects of share-based payment transactions. SFAS 123R will be effective commencing January 1, 2006.

As of September 30, 2005, the Company has no unvested stock options and does not intend to use stock options as a compensation tool in the future. Effective with the completion of the merger, the Company’s Compensation Committee has determined that Restricted Stock Units are the likely form of stock compensation that it will use for employees. Accordingly, SFAS 123R is unlikely to have any impact on the Company. As discussed in the financial statements, the Company does take a charge to its Statement of Operations for the fair value of Restricted Stock Units issued on the dates the awards vest.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provision of SFAS No. 151, when applied, will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which amends a portion of the guidance in Accounting Principles Board Opinion (APB) No. 29, “Accounting for Non-monetary Transactions.” Both SFAS No. 153 and APB No. 29 require that exchanges of non-monetary assets should be measured based on fair value of the assets exchanged. APB No. 29, however, allowed for non-monetary exchanges of similar productive assets. SFAS No. 153 eliminates that exception and replaces with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Any non-monetary asset exchanges will be accounted for under SFAS No. 153; however we do not expect SFAS No. 153 to have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. Consequently, HyperSpace will adopt the provisions of SFAS 154 for its fiscal year beginning on January 1, 2006. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on HyperSpace’s consolidated financial statements.

Use of Estimates and Critical Accounting Policies

This discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In order to prepare these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the valuation of long-lived assets, inventory reserves, sales return reserves, allowances for doubtful accounts and other liabilities, such as product warranty reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our use of estimates and critical accounting policies are described in more detail in Note 3 in the financial statements.

Liquidity and Capital Resources

We face significant constraints with respect to our liquidity and working capital. Since inception, we have financed our operations through the private placements of equity securities, convertible debt, loans from our Founder and other members of our Board of Directors, short-term loans, a line of credit and net proceeds of $7.1 million from our IPO.

In connection with our IPO, we also issued 3.6 million warrants. These warrants are exercisable at $5.50 per share. The warrants are callable by us at $0.25 per share if our common stock trades at or above $9.50 per share for 20 consecutive days. If all of these warrants were exercised, we could raise approximately $19.8 million before any fees that may be payable. None of these warrants have yet been exercised, and we do not anticipate that a material amount of the warrants will be exercised unless we are able to exercise our call right.

MPC’s liquidity has been constrained because of cash used to support fundraising initiatives, funds used in securing a new line-of-credit, costs expended to consummate the merger with HyperSpace, including severance paid to employees, and the significant amount of cash withdrawn by MPC’s prior owner before the merger with HyperSpace, as well as a result of declining sales. Because MPC’s liquidity has been strained, MPC has from time to time managed its cash position by extending payments to suppliers, some of whom have placed MPC on credit hold, which has delayed delivery of components to MPC’s manufacturing facility until payments were made. MPC has also received notices of default from some suppliers, including Microsoft. MPC generally has cured the defaults within applicable cure periods or worked with suppliers to pay down balances over time. Further recurring late payments could result in additional credit holds, refusal to deliver components or termination of supply arrangements, any of which could have a material adverse effect on our financial condition and results of operations.

MPC has financed its operations from internally generated cash and a line of credit, which has limited borrowing availability. In July 2005, MPC replaced its credit facility with a new three-year facility provided by Wachovia Capital Finance Corporation (Western). This facility, like MPC’s prior facility, is secured by a pledge of substantially all of MPC’s assets. The Wachovia facility provides a maximum available credit of $60 million, with the actual availability to borrow funds subject to a borrowing base calculated based largely on eligible receivables and inventory. On a daily basis, MPC often borrows near the maximum amount available under the credit facility and we believe this trend will continue for the foreseeable future. As of November 7, 2005, MPC’s borrowings under the Wachovia facility were $39 million with $1.3 million of remaining credit available based on the borrowing base calculation. MPC has $7.7 million in standby letters of credit issued as collateral against credit lines established with some of its vendors under its credit facility, which amount is applied against the available credit.

At the time of the merger with MPC, HyperSpace became a guarantor of the Wachovia credit facility and was required to invest $1.5 million in MPC. As security for its obligations under the guaranty, HyperSpace has granted a security interest in virtually all of its assets. Subsequent to the consummation of the merger, HyperSpace has invested $2 million into MPC, including the initial $1.5 million. Alec Gores, a principal in Gores Technology Group, guaranties the Wachovia credit facility up to a maximum of $1.5 million. The Alec Gores guaranty will terminate upon the achievement of certain financial criteria by MPC.

In conjunction with the Wachovia facility, MPC is required to comply with certain financial covenants, including EBITDA. MPC’s failure to comply with the covenants under the Wachovia facility constitutes an event of default and would entitle Wachovia to exercise several remedies, including increasing the interest rate, acceleration of MPC’s payment obligations, termination of Wachovia’s credit commitments and the exercise of Wachovia’s rights to foreclose on the collateral, constituting substantially all the assets of MPC and HyperSpace. MPC was in violation of one of the covenants that requires maintenance of minimum EBITDA as of September 30, 2005. We have obtained a waiver from Wachovia for this non-compliance for the quarter ended September 30, 2005. MPC was previously in default of certain covenants under a prior credit facility and it is possible that MPC will fail to comply with its covenants under the Wachovia facility in the future. There can be no assurance that Wachovia will be willing to grant a waiver in the case of any future violation of the covenants under the credit facility.

Subsequent to consummation of the merger, HyperSpace and MPC reduced certain overhead expenses. These were comprised mostly of personnel reductions in roles that were either duplicative or we believe not critical to revenue production or future growth plans. These efficiency initiatives are expected to result in a reduction of approximately $5 million on an annualized basis. In conjunction with the staff reductions, the Company will incur approximately $500,000 in severance costs. None of these efficiency initiatives have yet been materially realized in the operating results for the quarter-ended September 30, 2005.

Since March 2005, we have incurred approximately $5.5 million in costs relating to the merger. These primarily included fees for investment banking, legal, proxy, accounting, filing, tax, travel, printing and seeking the appropriate regulatory approvals. Costs incurred also include severance costs for employees from both companies who left upon or in connection with the consummation of the merger.

We are actively exploring alternatives to increase the combined Company’s liquidity. As announced on September 13, 2005, we are seeking to raise additional funds for general corporate purposes, including the reduction of outstanding indebtedness, working capital, capital expenditures and potential acquisitions. We have not yet been successful in raising additional funds, and there can be no assurance that we will be able to secure alternate sources of financing on acceptable terms, or at all. Even if we do obtain additional funding, the amount of such funding may not be sufficient to fully address all of our liquidity constraints. If we are unable to obtain additional liquidity from third party financing sources, it will be difficult or impossible for us to cure our liquidity needs and we may be forced to seek additional extension of credit terms with creditors and suppliers, which they may not be willing to provide. We may incur additional interest expenses or grant other concessions to suppliers in return for granting additional terms. Continuing liquidity constraints could negatively and materially impact our business and results of operations. In particular, our liquidity constraints could impact our ability to obtain components from suppliers, our ability to satisfy obligations and to sell additional product, our ability to retain key employees and our ability to fund capital expenditures or execute our business strategies, or could result in bankruptcy.

As of September 30, 2005, we had $6.3 million in cash and cash equivalents, which constituted an increase of $500,000, compared to $5.8 million as of January 1, 2005. Our current assets increased to $127 million at September 30, 2005 and our current liabilities (exclusive of deferred revenue which is not yet earned) increased to $126 million. Included in the current liability total is approximately $2 million in costs unpaid, which relate to the merger.

Contractual Obligations

We are obligated to make future payments under various contracts, such as operating leases, royalty and licensing agreements and unconditional purchase obligations. The following represents our contractual commitments as of September 30, 2005 (in thousands):

	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years

Debt Obligations (1)	$45,136	$45,074	$62	$--	$--

Operating leases	1,693	1,467	124	102	--
Royalty/licensing agreements (2)	2,801	2,797	4	--	--
Severance Agreements	562	502	60	--	--
Employment Agreements	2,280	1,520	760	--	--
Estimated purchase obligations (3)	42,237	42,237	--	--	--
Other Obligations	1,618	1,283	170	110	55

Total contractual cash obligations	$96,327	$94,880	$1,180	$212	$55

(1)

Represents (a) a promissory note payable to Omni Tech, (b) capital leases (c) the outstanding amounts due under MPC’s existing credit facility with Wachovia, (d) convertible promissory notes payable in April and July 2006 and (e) a convertible note payable to our founder. More detailed information on these obligations is provided in Note 4 – Notes Payable and Debt.

(2)

MPC has royalty-bearing license agreements that allow it to sell certain hardware and software that is protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

(3)

Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including: the quantity to be purchased, the price to be paid and the timing of the purchase. These figures exclude agreements or amounts that are cancelable without penalty. The materials purchase obligation portion of this amount represents approximately four weeks of supply in MPC’s manufacturing channel.

Subsequent to the merger, the Board of Directors approved a Management Incentive Plan for certain key MPC and HyperSpace employees for the remaining six months of fiscal 2005. No amounts are accrued as of September 30, 2005 as no amounts were earned. A final determination of the amount earned will be determinable after the close of results for fiscal 2005. Should the maximum amount be earned, we will be liable for approximately $1.1 million in incentives.

The Company leases various office and production facilities and certain other property and equipment, under operating lease agreements expiring through 2010, with optional renewal periods thereafter. The Company has three main office locations: a head office for HyperSpace in Greenwood Village, Colorado, a 340,000 square foot production facility in Nampa, Idaho, and a 15,500 square foot facility in Waukesha, Wisconsin. The Greenwood Village lease expires in February 2006, the Nampa, Idaho facility is cancelable upon 12-months advance notice and expires on June 30, 2006 and the Waukesha, Wisconsin facility is non-cancelable and expires on January 31, 2006. With respect to the Nampa, Idaho facility, the Company has agreed to a two-year lease extension under the same terms and conditions as the current lease agreement. The Company has signed the extension and is waiting on the final executed document from the lessor. The extended terms have not been included in the table above because the lessor has not yet counter-signed the extension.

In September 2005 we have entered into employment agreements with five of our key officers. The details of these are included in a Form 8-K filed with the SEC on September 30, 2005. These agreements bear standard employment terms and conditions. The employment agreements are effective through April 1, 2007 and automatically extend for additional one-year terms at the Company’s option. These agreements carry minimum annual base salaries of approximately $1.5 million. In addition, the Company has agreements with certain former officers and senior executives of both HyperSpace and MPC, which carry severance payments of approximately $1 million. Approximately $455,000 has been paid on these severance agreements as of September 30, 2005.

Quantitative and Qualitative Disclosures About Market Risk

MPC is subject to interest rate risk on its credit facility. MPC’s obligations under the new facility are a floating rate based on the prime rate plus 0.5%. As interest rates rise MPC will be subject to higher interest payments if outstanding balances remain unchanged.

Currently most sales are in the United States. All of MPC’s foreign sales and purchases of product are denominated in U.S. Dollars minimizing its foreign currency risk. All of MPC’s international suppliers, mostly from Asia, denominate contracts in U.S. Dollars thereby eliminating foreign currency risk. In the future MPC may not be successful in negotiating most of its international supply agreements in U.S. Dollars thereby increasing MPC’s foreign currency risk. Amounts MPC pays for components from international suppliers could be affected by a continued weakening of the U.S. Dollar as compared with other foreign currencies. MPC currently has no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management continues to evaluate MPC’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies may need to be employed.

MPC depends on relatively small number of third party suppliers for substantially all the components in its PC systems. Additionally, MPC maintains several single-source supplier relationships primarily to increase its purchasing power with these suppliers. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. MPC currently does not have long-term supply contracts with any of its suppliers that would require them to supply products to MPC for any specific period or in any specific quantities, which could result in shortages or delays. Supplier risks may in addition be affected by liquidity restraints.

MPC relies, to a certain extent, upon its suppliers’ abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the personal computer industry.

ITEM 3. CONTROLS AND PROCEDURES

We have performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our Chief Executive Officer, President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There have been no changes in our internal control over financial reporting during the three and nine months ending September 30, 2005 that have materially affected, or is reasonably likely to have had a material affect on our internal controls over financial reporting.

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

As described in the consolidated financial statements and management’s discussion and analysis above, HyperSpace recently acquired MPC. Management has excluded MPC from its assessment of its disclosure controls and procedures because of the recent acquisition.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Omni-Tech Acquisition

On August 22, 2003, MPC acquired certain assets and assumed certain liabilities of Omni Tech Corporation (“OTC”). The transaction was consummated pursuant to the terms and conditions of an Asset Purchase Agreement (the APA) by and between OTC and MPC.

Pursuant to the APA, the Company paid cash of $12.7 million at closing, and delivered to OTC a promissory note in the amount of $2 million (the “Note”). Additionally, the APA provided for a purchase price holdback of $2.3 million (the “Holdback”). The purchase price is subject to a post-closing final adjustment based on the net working capital of the acquired business (the “Net Working Capital Adjustment”) and the Holdback was established in order to satisfy any negative net working capital adjustment. The Note is due in one lump sum on August 19, 2006. Interest on the Note is to be paid quarterly using the “prime rate”, as reported in the Wall Street Journal on the business day immediately preceding the start of each quarter, plus three-quarters of one percent (0.75%).

In late 2003, a dispute arose in connection with the Net Working Capital Adjustment because OTC’s calculation of the net working capital of the acquired business exceeded MPC’s calculation by approximately $3.9 million. Pursuant to the terms of the APA, MPC and OTC entered into discussions with independent accountants in an attempt to engage their services for dispute resolution. However, the parties could not agree on a dispute resolution procedure or scope thereof. On February 19, 2004, OTC filed a Complaint in the United States District Court for the Eastern District of Wisconsin on the issue naming MPC, and Gores Technology Group, LLC, as the defendants. In the Complaint, OTC seeks payment of $2.7 million plus attorneys’ fees, expenses and interest. Additionally, OTC expects to receive payment for the Note. MPC filed a motion to compel dispute resolution by an independent accountant pursuant to the APA, which motion was denied by the District Court. MPC has appealed the denial of the motion to compel dispute resolution, and the matter is currently pending before the federal court of appeals. If MPC suffers an adverse result in the proceeding, the requirement to make cash payments to Omni Tech would have an adverse effect on the Company’s cash position.

American Video Graphics, L.P. v. Dell, IBM, Hewlett-Packard, Sony, Toshiba, et al.

On or about August 30, 2004, MPC was served with a complaint filed August 23, 2004, in the United States District Court for the Eastern District of Texas captioned “American Video Graphics, L.P. v. Dell, IBM, Hewlett-Packard, Sony, Toshiba, et al”. The case alleges infringement by MPC and others of certain United States patents relating to video technology as used in personal computers. A separate case alleging infringement of a related United States patent covering certain aspects of computer video technology was filed on or about March 21, 2005, in the United States District Court for the Eastern District of Texas captioned “American Video Graphics, L.P. v. Dell, IBM, Hewlett-Packard, Sony, Toshiba, et al”. MPC is part of a joint defense group with the other defendants. Subsequent to the end of the quarter ended September 30, 2005, the defense group proposed to settle with the plaintiff for dismissal of both suits and the granting of a fully paid up license to practice the asserted patents for the remaining life of the patents in the United States. The plaintiff has accepted this proposal in principle and the parties are negotiating the settlement agreements. MPC has reserved for its portion of the settlement as of September 30, 2005.

Phillip Adams & Associates, LLC

On June 7, 2005, MPC was served with a first amended complaint in a lawsuit filed in the federal district court for the district of Utah, alleging infringement of certain patents, relating to floppy disk controllers, owned by Phillip Adams & Associates, LLC. MPC is investigating the matter and is identifying component suppliers so that it may prepare and tender indemnification demands. Because the case is in its early stages, MPC is not able to determine the financial impact, if any, arising from an adverse result in the matter.

Bridgeport Holdings

On September 10, 2003, Bridgeport Holdings filed for Chapter 11 bankruptcy protection in a Proof of Claim in the bankruptcy for $268,484. In February 2004, MPC received correspondence from counsel for the debtor advising that it was debtor’s position that MPC had received preference payments from Bridgeport Holdings and demanding return of same. In August 2005, the bankruptcy trustee filed suit in the United States Bankruptcy Court for the District of Delaware, seeking to recover $684,837 in alleged preference payments. The Company is defending the matter and believes there are valid defenses available with respect to all or part of the alleged preferential payments. However, because the case is in its early stages, the Company is not able to determine the financial impact, if any, arising from and adverse result in the matter.

The Company is involved in other various other legal proceedings from time to time in the ordinary course of its business. The Company investigates these claims as they arise. The Company is not currently subject to any other legal proceedings that the Company believes would have a material impact on its business. However, due to the inherent uncertainties of the judicial process, the Company is unable to predict the ultimate outcome or financial exposure, if any, with respect to these matters. While the Company intends to vigorously defend these claims and believes the Company has meritorious defenses available to it, there can be no assurance the Company will prevail in these matters. If any of these claims is not resolved in the Company’s favor, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All shareholder transactions during the quarter ended September 30, 2005 include:

•	1,199 shares of common stock issued with respect to the cashless exercise of options.
•	14,370 shares of common stock issued with respect to the cashless exercise of warrants
•	178,484 shares of common stock issued with respect to the conversion of debt and related interest
•	3,670,716 shares of common stock issued in conjunction with the MPC acquisition

HyperSpace raised a net $7.1 million in its IPO in October 2004. As of September 30, 2005, there was approximately $561,000 cash on hand from such offering. During the period between the IPO and September 30, 2005 the Company used the proceeds from the IPO as follows:

•	Repayment of debt and interest of $709,000,
•	Procuring Directors & Officers Insurance policies of $362,000,
•	Paying $840,000 in costs relating to its merger with MPC,
•	Investing $2 million into MPC post-merger, and
•	Using approximately $2.62 million to fund its operations net of receipts from its customers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company's shareholders was held on July 22, 2005. At that meeting, the following four proposals were submitted to a vote of the Company's shareholders:

(1)	Proposal 1 (Merger Agreement) – A proposal to approve and adopt the merger agreement, as amended, and the issuance of HyperSpace common stock and warrants in the merger.

(2)	Proposal 2 (Articles of Incorporation Amendment) – A proposal to amend our Articles of Incorporation to increase the number of shares of common stock we can issue from 15,000,000 shares to 50,000,000.

(3)

Proposal 3 (2004 Equity Incentive Plan) – A proposal to amend our 2004 Equity Incentive Plan to increase the number of shares of common stock that can be issued under the plan from 700,000 to 5,000,000.

(4)	Proposal 4 (Election of 2 Directors) – A proposal to elect two directors, each to serve for terms more fully described in the proxy statement until his or her successor is elected and qualified.

At the close of business on the record date for the meeting (which was June 1, 2005), there were 3,737,110 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 3,276,487 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of voting:

Proposal	For	Against	Abstain	Broker Non-Votes
1. Merger Agreement	2,452,196	500	653	823,138

2. Articles of Incorporation	2,430,063	22,633	653	823,138
Amendment
3. 2004 Equity Incentive	2,417,880	28,005	7,464	823,138
Plan

	For		Withheld
4. Election of 2 Directors
Rina Singer Delmonico	3,266,787		9,700
James M. Gumina	3,249,535		26,952

The terms of the following directors continued after the meeting: Mark J. Endry, Lawrence D. Firestone, David E. Girard, Eric D. Murphy, Kent Swanson and John P. Yeros. However, in accordance with the Merger Agreement, Messrs. Endry, Firestone and Gumina, and Ms. Delmonico immediately resigned from the Company's board and were replaced by Angela Blatteis, Jordan W. Katz and David A. Young.

Proposal 1 (Merger Agreement), Proposal 2 (Articles of Incorporation Amendment), Proposal 3 (2004 Equity Incentive Plan), Proposal 4 (Election of 2 Directors) each received more than the number of favorable votes required for approval and were therefore duly and validly approved by the shareholders.

ITEM 6. EXHIBITS

(a) Exhibits - See Index to Exhibits below.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HyperSpace Communications, Inc.

Date: November 11, 2005	/s/ John Yeros
John Yeros Chairman and CEO

Date: November 11, 2005	/s/ Michael Adkins
Michael Adkins President

Date: November 11, 2005	/s/ Mark Pougnet
Mark Pougnet Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (2)

3.2	Bylaws of the Registrant (3)

4.1	Specimen common stock certificate (4)

4.2	Form of representatives’ option for purchase of units (5)

4.3	Form of Warrant Agreement (5)

4.4	Form of Warrant (6)

4.5	2001 Equity Incentive Plan (7)

4.6	2004 Equity Incentive Plan (8)

10.1	Form of Software License Agreement (7)

10.2	Form of Software License Agreement – HyperTunnel Subscription (7)

10.3	Form of Software License Agreement – HyperWeb Subscription (7)

10.4*	Form of Employment Memorandum for Non-section 16 MPC Computers Officers

10.5*	Form of Indemnity Agreement with each Director and certain Officers

10.6*	Management Incentive Plan

10.7*	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended

10.8	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005 (9)

10.9	Employment Agreement between HyperSpace Communications, Inc. and Michael S. Adkins dated as of September 28, 2005 (9)

10.10	Employment Agreement between HyperSpace Communications, Inc. and Mark A. Pougnet dated as of September 28, 2005 (9)

10.11	Employment Agreement between HyperSpace Communications, Inc. and Brian T. Hansen dated as of September 28, 2005 (9)

10.12	Employment Agreement between HyperSpace Communications, Inc. and Adam M. Lerner dated as of September 28, 2005 (9)

10.13	Consulting Agreement between HyperSpace Communications, Inc. and Angela Blatteis dated as of September 28, 2005 (9)

10.14	Loan and Security Agreement, dated July 8, 2005, by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) (10)

10.15*

Amendment No. 2 to Loan and Security Agreement, dated November 10, 2005 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western)

10.16	Guaranty, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.17	General Security Agreement, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

31.1*	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the President of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the President of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)   Incorporated by reference to Exhibit No. 2.1 to the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 25, 2005 and on Form 8-K, filed on May 16, 2005 and July 12, 2005.

(2) Incorporated by reference to Exhibit No. 4.1 to the Registrant’s Report on Form S-3, filed with the Securities and Exchange Commission on October 6, 2005.

(3)  Incorporated by reference to Exhibit No. 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on July 2, 2004.

(4)  Incorporated by reference to Exhibit No. 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on July 23, 2004.

(5)  Incorporated by reference to Exhibit Nos. 4.7 and 4.8, respectively, to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 1, 2004.

(6) Incorporated by reference to Exhibit No. 4.9 to Amendment No. 7 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 24, 2004.

(7) Incorporated by reference to Exhibit Nos. 4.2, 10.1, 10.2, and 10.3, respectively, to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on July 2, 2004.

(8) Incorporated by reference to Exhibit Nos. 99.2, respectively, on Form S-8, filed with the Securities and Exchange Commission on July 22, 2004

(9) Incorporated by reference to Exhibit Nos. 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, respectively, on Form 8-K, filed with the Securities and Exchange Commission on September 30, 2005.

(10) Incorporated by reference to Exhibit Nos. 99.2, 99.3, 99.4, respectively, on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2005.