Form 10QSB/A
period 2005-09-30
HyperSpace Communications, Inc.
filed 2005-11-16
CIK 1289871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the HyperSpace Communications, Inc. (the “Company”) Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, originally filed with the Securities and Exchange Commission on November 14, 2005, is being filed for the sole purpose of including an exhibit that was inadvertently omitted from the original filing. Except as described above, this Amendment No. 1 does not update information presented in the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, originally filed on November 14, 2005.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits - See Index to Exhibits below.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HyperSpace Communications, Inc.

Date: November 15, 2005	/s/ John Yeros
John Yeros Chairman and CEO

Date: November 15, 2005	/s/ Michael Adkins
Michael Adkins President

Date: November 15, 2005	/s/ Mark Pougnet
Mark Pougnet Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (2)

3.2	Bylaws of the Registrant (3)

4.1	Specimen common stock certificate (4)

4.2	Form of representatives’ option for purchase of units (5)

4.3	Form of Warrant Agreement (5)

4.4	Form of Warrant (6)

4.5	2001 Equity Incentive Plan (7)

4.6	2004 Equity Incentive Plan (8)

10.1	Form of Software License Agreement (7)

10.2	Form of Software License Agreement – HyperTunnel Subscription (7)

10.3	Form of Software License Agreement – HyperWeb Subscription (7)

10.4	Form of Employment Memorandum for Non-section 16 MPC Computers Officers (11)

10.5	Form of Indemnity Agreement with each Director and certain Officers (11)

10.6	Management Incentive Plan (11)

10.7	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended (11)

10.8	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005 (9)

10.9	Employment Agreement between HyperSpace Communications, Inc. and Michael S. Adkins dated as of September 28, 2005 (9)

10.10	Employment Agreement between HyperSpace Communications, Inc. and Mark A. Pougnet dated as of September 28, 2005 (9)

10.11	Employment Agreement between HyperSpace Communications, Inc. and Brian T. Hansen dated as of September 28, 2005 (9)

10.12	Employment Agreement between HyperSpace Communications, Inc. and Adam M. Lerner dated as of September 28, 2005 (9)

10.13	Consulting Agreement between HyperSpace Communications, Inc. and Angela Blatteis dated as of September 28, 2005 (9)

10.14	Loan and Security Agreement, dated July 8, 2005, by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) (10)

10.15*

Amendment No. 2 to Loan and Security Agreement, dated November 10, 2005 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western)

10.16	Guaranty, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.17	General Security Agreement, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

31.1	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)

31.2	Certification of the President of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)

31.3	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

32.1	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.2	Certification of the President of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

32.3	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

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

(11) Incorporated by reference to Exhibit Nos. 10.4, 10.5, 10.6, 10.7, 31.1, 31.2, 31.3, 32.1, 32.2, 32.3, respectively, on Form 10QSB, filed with the Securities and Exchange Commission on November 14, 2005.