Form 10KSB
period 2005-12-31
HyperSpace Communications, Inc.
filed 2006-03-31
CIK 1289871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-115404

HYPERSPACE COMMUNICATIONS, INC.
(Name of small business issuer as specified in its charter)
COLORADO	84-1577562
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

116 Inverness Drive East, Englewood, Colorado 80111
(Address of principal executive offices)

(303) 566-6500
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
Common Stock, no par value: American Stock Exchange
Warrants to Purchase Common Stock: American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

Page- 1 -

State the issuer’s revenues for its most recent fiscal year: $187,496,006

As of December 31, 2005, there were 10,859,575 shares of the issuer’s no par value Common Stock outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by non-affiliates was approximately $64.07 million.

Transitional Small Business Disclosure Format. Yes ☐ No ☒
DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders anticipated to be held in May 2006, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Page- 2 -

Page- 3 -

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see the “Risk Factors” section of this Annual Report. These forward-looking statements apply only as of the date of this report; as such, they should not be unduly relied upon for current circumstances. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

PART I

Item 1. DESCRIPTION OF BUSINESS

Company Overview

We formed in 2001 as a Colorado-based software company and completed an initial public offering in October 2004. In July 2005, we acquired MPC Computers, LLC, or MPC, which is now our wholly owned subsidiary. As a result of the MPC acquisition, the size and nature of our business has changed significantly from the time of our initial public offering.

Following the MPC acquisition, we completed a strategic planning process in which we identified a new direction for the Company. Our vision is to become an enterprise IT hardware business providing products and services to customers in mid-sized businesses, government agencies and education organizations. This strategy seeks to capitalize on the growth we are seeing in our server and storage business, and moves us away from our traditional reliance on desktop and notebook PCs, which our customers increasingly view as commodities.

Successful expansion of our server and storage business would enable us to take advantage of industry growth trends. The market research firm IDC estimates that server sales in the US will increase 12.9% in 2006 compared to an overall growth rate of only 8.3% for the US PC industry. Moreover, IDC projects that the market for the IP SAN storage products that we offer will grow by 142%. Our intent is to increase our focus and investment in the server and storage area in order to maintain our positive momentum and growth in the sales of these products.

In addition to our increased focus on server and storage products, we launched a new division called DirectCM™ (“DCM”) to provide custom manufacturing and distribution services for PC desktops, notebooks and servers to regional original equipment manufacturers (OEMs), systems integrators and value-added resellers (VARs). Initially, the services will primarily involve distribution of partially assembled computer systems supplied by original design manufacturers. Additionally, we plan to leverage our excess capacity in our manufacturing facility and supply chain expertise to provide economies of scale along with customized solutions to partners in the PC industry. Our manufacturing facility is currently running at less than 15% utilization, so we have ample capacity to devote to this effort. In early 2006, we entered into an agreement with Intel with respect to our DCM division. Intel will be providing co-marketing assistance to MPC, to be determined in Intel’s discretion, with a view toward generating demand for the MPC Products in the United States, through Intel’s sales and marketing organizations. We anticipate

Page- 4 -

that the first products under this Intel agreement will ship in the second quarter of 2006. We believe that this initiative has the potential to provide incremental growth for us during 2006 and beyond. We are currently marketing our DCM services to other technology organizations.

Today, our primary business is providing PC-based products and services to mid-sized businesses, government agencies and education organizations. We manufacture and market ClientPro® desktop PCs, TransPort® notebook PCs, NetFRAME® servers and DataFRAME™ storage products. We also provide hardware-related support services such as installation, technical support, parts replacement, and recycling. We believe that the quality of our service and support differentiates us from our competitors. Gartner Inc. stated in its 2004 Government Desktop Magic Quadrant Report that MPC “had the highest scores for warranty and system management among all the vendors”. In addition to PCs, servers, and storage products, we also fulfill our customers’ requirements for third party products produced by other vendors, including peripherals and software.

Our products received a number of awards and recognition during 2005:

• MPC Positioned in “Leaders” Quadrant in US Federal Government Desktop PC Gartner “Magic Quadrant” Report
• NASA Outsourcing Desktop Initiative (ODIN) Ranks MPC’s ClientPro #1 in Desktop Computing Performance
• MPC’s DataFRAME 420 Storage Product Wins “Best Mid-Market Solution Hardware” at Gartner Mid-Size Enterprise Summit
• MPC’s TransPort X3100 Notebook Wins “Best New Technology” at FOSE Government trade show

Prior to our acquisition of MPC, our primary products consisted of our HyperWeb™ and HyperTunnel™ software. These software products address real-time application acceleration over wired and wireless networks. Despite investments and efforts before and after our initial public offering, we have been unable to generate meaningful sales of our software products. In addition, we have been unable to establish material partnerships which would lead us to believe that we can generate significant revenues from our software products. MPC has also attempted to sell, and continues to offer, these software products, but there have not been significant sales to date. In November 2005, we decided to suspend further R&D expenditures on these software products, and we do not expect significant sales of these products in the future.

At MPC, we use a build-to-order manufacturing process that we believe is an efficient means to produce customized computing solutions. For example, we currently customize a majority of our product shipments to the public sector by integrating non-standard, customer-specific software or components. This approach enables us to differentiate our products by providing customization and PC-related services that assist our customers’ IT departments and reduce the costs of deployment and ongoing maintenance of their computing infrastructures. We believe that these benefits enable our customers to lower the total cost of ownership of their IT investment.

We face significant constraints with regard to liquidity and working capital. In September 2005, we announced our intention to offer, subject to market and other conditions, a new issue of approximately $30 million of 5-year convertible notes in a private placement. However, we were not able to successfully complete the offering, and we are pursuing other alternatives to increase our liquidity. In December 2005 and January and February 2006, holders of warrants issued in connection with the acquisition of MPC, transferred 4,193,267 warrants to various individuals and entities who then exercised those warrants and purchased from HyperSpace an aggregate of 4,193,267 shares of common stock at a price of $3.00 per share, for gross proceeds before expenses and commissions of $12,579,801. The proceeds of the warrant exercise were for working capital and other corporate purposes, and have been utilized mostly to satisfy outstanding obligations to suppliers and creditors. However, the proceeds are not sufficient to fully address our liquidity constraints, and we are continuing to pursue additional financing sources.

On March 28, 2006, we entered into an agreement with Maxim Group, an investment bank, to act as a placement agent in connection with a private placement of up to $25 million of the Company’s stock. It is contemplated that the transaction will be a convertible preferred offering including the issuance of warrants. The proceeds will be for general corporate purposes including the payment of certain past due amounts owed to vendors. The agreement does not guaranty that Maxim will raise any amount and the deal terms may differ materially from those currently

Page- 5 -

contemplated. There is no commitment by Maxim to purchase any shares themselves and there is no assurance that the transaction will be consummated.

Subsequent to the consummation of the merger, we reduced certain overhead expenses in the following areas:

• HyperSpace sales, marketing and customer support as these roles were assumed by MPC;
• HyperSpace development staff as we suspended development of the software products;
• MPC sales management staff, based on lower sales revenues and resulting lower productivity in certain areas;
• MPC operations management, based on lower operating levels and our efficiency initiatives; and
• Other MPC administrative staff.

We believe that these initiatives will result in savings of approximately $5 million in operating expenses on an annualized basis. Company staff has decreased from approximately 800 people at the time of the merger to approximately 680 people today. In conjunction with the staff reductions, the Company incurred severance costs. These initiatives did not contribute materially to the operating results for the year ended December 31, 2005.

In addition, we launched initiatives to improve gross margin beginning in January 2006. We are focusing on returns, freight costs, manufacturing productivity and customer evaluation units as areas of opportunity to improve our gross margins.

We experience seasonality in revenue levels between quarters. Our first fiscal quarter (Jan-Mar) historically has the lowest revenue for the year, with revenues rising in Q2-Q4 as government and education customers buy during their seasonally higher purchasing periods.

Markets

We focus on the federal, state/local government and education markets (collectively called the public sector) and on mid-size enterprise businesses. This focus enables us to tailor our operating model to better support the needs of these customers for customized products, services and programs.

Most of our customers reside within the United States, with greater than 98% of our products and services sold domestically. Additionally, a small percentage of our sales (less than 10%) are generated from direct marketing resellers such as CDW and PC Connection.

Federal: In the federal government market, we sell directly to government agencies and are among the top five IT hardware vendors to the federal government in terms of government spending, according to statistics compiled by the US General Services Administration, or GSA. The federal government in aggregate is one of the largest consumers of IT products and services in the United States.

Most federal IT purchases are made through schedule contracts with the government, such as the GSA, or agency-specific blanket purchase agreements, or BPAs. Our GSA Schedule contract for desktops, notebooks and servers is effective through February 2008 with three five-year extension options held by the GSA. Our GSA Schedule contract for third party peripherals is effective through April 2009.

State/Local Government and Education: The state/local government and education (“SLE”) market is comprised of state and local governments as well as educational institutions, both public and private. Educational institutions encompass both elementary education from kindergarten through twelfth grade, along with secondary educational institutions such as colleges, universities and trade and specialty schools. Similar to the federal government, the majority of purchasing within the SLE market is driven by a schedule contract negotiated either individually with specific states or tied to a multi-state contract vehicle similar to the GSA.

In the SLE market, the Western States Contracting Alliance (WSCA) contract has become one of the most important procurement vehicles for state government purchasing. Forty states have indicated the intent to participate in the WSCA purchasing cooperative. We have a WSCA contract that extends through August 2007. WSCA and the other

Page- 6 -

state-level contracts do not guarantee revenues and our SLE customers may choose not to continue purchasing our products.

In order to expand its penetration in the SLE and mid-size enterprise markets, MPC in 2003 acquired the End User division of Omni Tech Corporation, a PC supplier focused on these markets.

Mid-size Enterprise: While there are several definitions for the “mid-size enterprise” market, we define this market as all private, commercial businesses in the US which have at least 250 employees and less than 5,000 employees.

We believe that mid-size enterprise customers tend to purchase directly from the manufacturer or through an authorized reseller of PC products and peripherals. In our experience, rarely do mid-size enterprise customers utilize formal purchase agreements or contracts and pricing is typically negotiated for each specific purchase. Purchasing decisions are typically centralized within the organization’s IT department.

Products

We design, develop, manufacture, market, sell and support a wide range of computing products that are customized to fit our customers’ specific needs. These products include server and storage products, desktop PCs, notebook PCs, and third party products such as printers, monitors and software.

Servers: The NetFRAME family delivers a complete server product line, featuring both rack-mount and pedestal form factors. The product line supports industry standards and scales from affordable single-processor products to an enterprise-class quad-processor system.

Storage: The DataFRAME family of storage systems are IP-based SANs that combine the flexibility of a SAN architecture with the low cost and ease-of-use of Ethernet. Customers are rapidly adopting this technology to gain the benefits of SANs without the drawbacks of Fibre Channel.

Desktop Products:  We offer the ClientPro® line of desktop systems which provides stable and reliable solutions for customers who demand manageable and easy-to-service systems with long lifecycles.

Notebook Products:  The TransPort® product line addresses a wide range of business and organizational needs, including powerful performance, portability and flexibility. TransPort® offerings range from highly expandable, full-featured desktop-replacement models to compact, lightweight “thin and light” models. We have recently introduced wide-screen versions of our notebooks in order to meet customer demand.

Third Party Products:  Many customers desire a single point of contact for all of their IT purchases, so we offer a multitude of competitively-priced software and peripheral products from leading manufacturers. Products offered include software, monitors, printers, handhelds, notebook accessories, networking and wireless products, memory, projectors and scanners. We offer products from leading manufacturers including Cisco, EMC, IBM, Hewlett Packard, Lexmark, Sony, Samsung and Microsoft.

Customer Service and Support

Customer service and support, including deployments, warranties and self-maintainer services, is a core element of our value proposition. The cost of maintaining IT hardware is significant for our customers and we believe we can reduce these costs through highly effective service and support. We maintain a customer service call center in Nampa, Idaho.

Deployment Services:  Our deployment services are tailored to the needs of our customers. Ranging from custom integration of hard drive images to bundling with third party offerings, our deployment offerings are designed to help customers minimize the lifecycle costs of IT hardware.

Page- 7 -

Our deployment services consist of:

• Asset tagging and reporting,
• Specialized shipping, storage and delivery,
• Installation and de-installation,
• Data wiping, and
• Equipment recycling.

Our project management personnel work closely with the customer to define deployment timelines, facility access, scheduling of personnel, special considerations and acceptance criteria.

Warranty Support Services:  Every product we sell is backed by a warranty covering parts and technical support. Warranties vary in length from one to five years. We provide phone-based technical support 24 hours a day, seven days a week, 365 days a year. In order to provide the highest level of service, all our technical support reps are highly trained and reside in one of our two US-based support centers.

In addition to phone support, we provide on-site support to our customers. Next-business-day on-site service is offered as a standard service with our desktop, server and storage products. Customers may choose from a variety of on-site service options, ranging from no on-site service to a faster on-site service response time as quickly as two hours from dispatch.

Self-Maintainer Services:  Customers who prefer to utilize their own IT resources to diagnose problems and fulfill break-fix responsibilities can participate in our Self-Maintainer Program. Through a web interface, customers using this service can quickly view our technical support knowledge database, look up system configurations by serial number, request replacement parts and download system updates. Customers using this service may bypass our technical support if they choose and need not be certified in order to participate.

Product Development

Our product development activities are focused on delivering products that incorporate technologies and features that are important to our customers. Our product development philosophy is comprised of three key tenets:

Customers drive our designs. Our direct model allows us to interact with customers directly as they manage the many challenges within their IT infrastructures. Understanding and designing solutions to address these challenges is critical to a successful design effort. New products are developed specifically to address unique customer requirements and enable us to differentiate our products from the competition.

Product development with industry standard components. Products using non-proprietary, industry-standard components are critical to customers looking to attain the most flexibility during a product’s life cycle. Our products are based on industry standards so that customers are not forced to a single fulfillment source for upgrades or parts replacements during the product’s lifetime.

Cooperative relationships with key technology companies. We partner with many key technology companies to drive high quality and the latest technologies into our system designs. For our notebook, server and storage lines, we co-develop products with leading original design manufacturers, or ODMs, such as Intel, Samsung and Uniwill. These relationships allow us to leverage the significant research and development investments these companies make in their products, affording us the ability to reduce the overall time and cost required to bring new products and technologies to market.

Sales and Marketing

We have dedicated sales teams selling directly into the public sector and mid-size enterprise markets. Our sales and marketing efforts are driven by the needs, trends and characteristics of our customers. Our direct sales model provides direct and continuous feedback from our customers, thereby allowing us to develop and tailor our products, services and marketing programs for specific customer sectors.

Page- 8 -

We sell our products through a tightly coordinated field sales and internal telemarketing-based sales model. Field sales personnel are responsible for face-to-face visits with existing customers and new account prospects. Inside sales is responsible for customer support, price quoting and booking orders, as well as expanding the amount of business with existing accounts. Sales personnel are organized by market segment.

We take a tactical, return-on-investment-driven approach to promoting our brand and message. A significant portion of our marketing budget is dedicated to generating leads for the sales force. We purchase market research and prospect lists for our target markets, and use techniques such as trade shows, web-based seminars, white papers and direct mail to acquire new prospects for sales personnel to contact.

Manufacturing

We assemble our desktop, mobile, server and storage products in our leased manufacturing facility located in Nampa, Idaho. We utilize a flexible assembly-line architecture and a proprietary tracking and controls system to support our build-to-order manufacturing model. We also offer customization options including asset management, hard drive imaging and product revision control.

Additionally, we use “just-in-time” supply chain management techniques to control obsolete inventory exposure, while maintaining on-hand product supply to satisfy customer demand. Our supply chain management expertise limits our exposure to the risk of declining inventory values, while enabling us to quickly incorporate new technologies into our products and pass along cost savings to our customers.

Our build-to-order manufacturing process enables us to customize our products to fit customer needs. Customization options for desktop units include motherboards, processors, memory, removable media, hard drives, optical devices, network cards, video cards, controllers and sound components. Mobile computing products and server platforms are customized by installing customer-required options into a base unit that is supplied by an original design manufacturer such as Intel, Samsung or Uniwill. This flexibility allows us to produce a virtually limitless number of unique configurations.

To build our systems, we use a high volume of components, nearly all of which we obtain from outside suppliers. For example, we rely on Intel for processors and motherboards and Microsoft for operating systems and productivity software. We also maintain several single-source supplier relationships primarily to increase our purchasing power with these suppliers. We currently do not have long-term supply contracts with any of our suppliers that would require the supplier to supply products to us for any specific period or in any specific quantities.

In an effort to more fully utilize the capacity of our manufacturing facility, we have decided to launch a new contract manufacturing business. This new division, called DirectCM, will provide custom manufacturing services and distribution for PC desktops, notebooks and servers to regional original equipment manufacturers (OEMs), systems integrators and value-added resellers (VARs). Initially, the services will primarily involve distribution of partially assembled computer systems supplied by original design manufacturers. Additionally, we plan to leverage our excess capacity in our manufacturing facility and supply chain expertise to provide economies of scale along with customized solutions to partners in the PC industry. Our manufacturing facility is currently running at less than 15% utilization, so we have ample capacity to devote to this effort. We anticipate that this initiative may provide incremental growth for us during 2006 and beyond.

Intellectual Property

MPC has obtained US federal trademark registration for the word mark “MPC” and the design mark for the stylized version of its MPC mark. The MPC mark is not currently registered outside the US as we do not believe that the establishment of the MPC mark and logo outside the US is material to our operations. We own registrations and pending registration applications for trademarks and service marks of MPC’s product lines and services in the US and in certain foreign countries. Currently, we hold a portfolio of 19 US patents and have one US patent application pending. Our US patents expire in years 2006 through 2021.

We have entered into a variety of intellectual property licensing agreements, including various software licensing agreements. In addition, we have entered into nonexclusive licensing agreements with Microsoft Corporation for various operating system and application software. Once these contracts expire or are terminated, however, there can

Page- 9 -

be no assurance that we will continue to have access to this licensed intellectual property on appropriate terms and conditions.

Employees

As of March 1, 2006, we had approximately 680 full-time employees, of which four are based at HyperSpace’s offices, approximately 593 of those employees are located at the facility in Nampa, Idaho and the remainder located in small, regional or home offices throughout the US along with one employee located in Taiwan. From time to time, we utilize temporary workers in our manufacturing operations in order to have flexibility to meet seasonal or other fluctuations in demand. These temporary workers are provided by and employed by third party companies.

We believe that our human resources are critical to the success and achievement of our business plan. As a result, hiring and retaining qualified personnel as well as maintaining good employee relations are crucial to our business. We have never experienced a work slowdown or stoppage due to any type of labor difficulties and we strongly support a diverse workforce. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that the compensation and benefits packages offered to our employees are competitive and that our relations with our employees are good.

Facilities

MPC currently leases approximately 340,700 square feet of office and manufacturing space at 906 E. Karcher Road, Nampa, Idaho, under a lease that expires May 31, 2008. We lease a retail location nearby consisting of 5,000 square feet which expires on April 30, 2006. We lease approximately 13,320 square feet of office space in Waukesha, Wisconsin under a lease that expires June 1, 2006. We also lease other regional sales offices located in Cincinnati, Ohio (3014 square feet which expires March 31, 2006), and Oakbrook, Illinois (1579 square feet which expires January 31, 2008).

Additionally, Hyperspace Communications has its corporate headquarters located at 116 Inverness Drive East, Englewood, CO, consisting of 2,488 square feet under a lease that expires July 31, 2010.

Competition

Competition in the PC industry is highly intense. With many vendors offering highly similar, standards-based products, the market is approaching commodity status, particularly for desktop and notebook PCs. The industry today is characterized by aggressive pricing by large, well-branded competitors. The level of price aggressiveness is intensifying, particularly on the low-priced end of the market. Many of our competitors are larger, better funded and benefit from stronger brand equity in our target markets. Our most significant competitors include Dell, Gateway, Hewlett Packard and Lenovo.

In recent years, we have regularly lowered prices in response to competitive market pressures in order to attempt to maintain market share and to pass through reductions in component pricing. We expect these competitive pressures to continue and that average sale prices in the PC industry will continue to decline.

Although we plan to invest in new server and storage products as described above, there are a number of strong competitors in the server and storage market as well, including Rackable Systems, EMC, and NetApp as well as the traditional PC companies like Hewlett Packard, Dell and IBM.

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors, and other information included in or incorporated by reference into this report, including our financial statements and the related notes thereto. Described below are the principal risks that we expect to face, however they are not the only risks we may face. Additional risks and uncertainties that we do not presently know about, or have not yet identified, may also adversely affect our business. Our business, operating results and financial condition could be

Page- 10 -

seriously harmed and you could lose your entire investment by the occurrence of any of the following risks, or by unforeseen risks not listed below.

Risks Relating to Our Company

Our liquidity and working capital constraints could negatively affect our business and results of operation, or could result in bankruptcy.

Since late 2004, MPC operated with limited borrowing availability under its former credit facility, and, even after MPC entered into a new credit facility with Wachovia Capital Finance Corporation (Western) in July 2005, we continue to operate with limited borrowing availability. Our liquidity under the credit facility depends on the timing of shipment of sales orders, collections of accounts receivable, operating margins obtained on sales, and borrowing availability. The credit facility is a secured, asset-based revolving facility providing for loan advances and standby letters of credit. The availability of funding under the credit facility is determined by a borrowing base calculation based on our eligible receivables and inventory. Payment of all of our accounts receivable passes through lockboxes controlled by the lender, and it releases funds to us on a daily basis only up to the amount of remaining borrowing availability. On a daily basis, we have in recent periods often borrowed at or near the maximum amount available under our credit facility and believe that trend will continue for the foreseeable future, particularly in light of the reduction in our line of credit. Recently, it became necessary to enter into an amendment to the credit facility that, among other things, reduced the maximum credit available under the credit facility.

We are exploring alternatives to increase our liquidity and ability to fund working capital, including the possibility of securing additional liquidity from alternate financing sources. In September 2005, we announced our intention to offer, subject to market and other conditions, a new issue of approximately $30 million of 5-year convertible notes in a private placement. However, we were not able to successfully complete the offering, and we are therefore pursing other alternatives to increase our liquidity. In December 2005, and January and February 2006, holders of warrants issued in connection with the acquisition of MPC transferred such warrants to various other individuals and entities who then exercised those warrants and purchased from us an aggregate of 4,193,267 shares of common stock at a price of $3.00 per share, for gross proceeds before expenses and commissions of $12,579,801. The proceeds of the warrant exercise were for working capital and other corporate purposes, and have been utilized mostly to satisfy outstanding obligations to suppliers and creditors. The proceeds of the warrant exercise are not sufficient to fully address our liquidity constraints, and we are continuing to pursue additional financing sources.

If we are unable to obtain additional liquidity from third party financing sources, it will be difficult for us to reach profitability or execute on our business plan without continued concessions from our creditors, which they may not be willing to provide. Continuing liquidity constraints will negatively affect our business and results of operations. In particular, our liquidity constraints will impact our ability to obtain components from suppliers, our ability to retain customers and customer contracts, our ability to satisfy obligations and to sell additional product, our ability to retain key employees and our ability to fund capital expenditures or execute our business strategies, or could result in bankruptcy. Any additional secured debt funding must be approved by our senior lender (Wachovia) and such approval may not be forthcoming. Additional information on the Wachovia credit facility is contained in the immediately following risk factor.

If we default on our outstanding secured debt, our lender could exercise several remedies and our assets will be subject to foreclosure.

MPC is party to a Loan and Security Agreement, dated July 8, 2005, by and among Wachovia Capital Finance Corporation (Western) (“Wachovia”) and MPC, MPC-G, LLC, MPC Solutions Sales, LLC and GTG PC Holdings, LLC as guarantor (as amended, the “Loan Agreement”). HyperSpace is a guarantor of the Loan Agreement. MPC has defaulted on its EBITDA financial covenants in each of the last two fiscal quarters. For the third quarter of 2005, MPC obtained a waiver after a payment of a fee of $150,000.

On March 24, 2006, MPC, MPC-G, LLC, MPC Solutions Sales, LLC and GTG PC Holdings, LLC, and Wachovia have entered into an amendment to the Loan Agreement. Among other things, the Amendment: (1) Reduces the maximum credit under the Loan Agreement from $60,000,000 to $25,000,000; (2) increases the interest rate from one-half percent per annum in excess of the Prime Rate to two and one-half percent in excess of the prime rate; (3)

Page- 11 -

reduces loan limits for certain categories of inventory; (4) reduces the EBITDA covenant for the first quarter of 2006; (5) increases the amount of the excess reserve from $1 million to $2.5 million; and (6) waives the failure of MPC to meet its EBITDA covenants for the fourth quarter of 2005. The reduction in the maximum credit available under the Loan Agreement, together with the other modifications, will further reduce liquidity available to MPC and will increase our cost of borrowing. Additionally, it is possible that MPC will not satisfy the first quarter 2006 EBITDA covenants established under the Amendment and it is probable that MPC will not satisfy the EBITDA covenant established for the second quarter of 2006.

The Loan Agreement is secured by all of our assets. Given our liquidity constraints, we are at risk of defaulting on repayment or other terms of the credit facility. In the event we default, all of our assets will be subject to foreclosure. Additionally, Wachovia has several additional remedies for default, including increasing the interest rate, acceleration of MPC’s payment obligations, and termination of Wachovia’s credit commitments. There can be no assurance that Wachovia will grant any waiver for violations of the covenants under the credit facility and no assurance that we will not break additional covenants in the future. If Wachovia forecloses under the credit facility, we may be forced to declare bankruptcy and you will likely lose the entire value of your investment.

We have incurred substantial losses in the past and may incur losses in the future if we do not achieve revenue growth, gross margin improvement or a reduction of operating expenses as a percentage of revenues or a combination of the foregoing. Any future losses could decrease our ability to effectively operate the business, obtain additional liquidity and cause our stock price to decrease significantly.

In 2004 and 2005, as stand-alone entities, HyperSpace incurred net losses of $3.2 million and $7.5 million respectively, and MPC incurred net losses of $6.2 million and $21.0 million. MPC’s loss during 2005 was partially the result of an approximately 14% decline in net sales, in part attributable to reduced sales to key federal agencies and lower sales to state, local and education customers, compared to 2004. MPC’s gross margin in 2005 has also declined compared to comparable periods in 2004. Our HyperSpace software product line has declined significantly in sales, and we do not expect material sales of these products in the future. Net sales and gross margin may continue to decline. While we have reduced certain operating expenses the reductions may not be sufficient to reach profitability. We will incur losses in the future if we do not achieve revenue growth, gross margin improvement or a reduction of operating expenses or a combination of the foregoing. Future losses raise doubts about our ability to achieve profitability, which could decrease our ability to effectively operate the business, obtain additional liquidity and result in a significant decrease in the price of our securities.

If net sales continue to decline and we are unable to further reduce expenses, we will not have sufficient cash flow and, under those circumstances, we will need additional capital to continue operations and to execute on our business plan. Such additional capital may not be available and you could lose the entire value of your investment.

Sales have declined in 2005 compared to 2004. If net sales continue to decline and we are unable to make further reductions in expenses, we will not be able to fund our operations from cash generated by our business. HyperSpace has principally financed its operations through the private placement of shares of common and preferred stock, debt and an initial public offering in October 2004, and MPC has financed its operations through internally-generated cash and a credit facility, which has limited additional borrowing availability. If we fail to generate sufficient net sales and cash flow to fund operations, our ability to increase sales will be severely limited and we will not be able to operate effectively unless we are able to obtain additional capital through equity or debt financings. Such additional capital may not be available and you could lose the entire value of your investment.

We have had limited success in raising capital to address our liquidity needs in the past and may not be able to successfully raise capital in the future. If we are unable to raise additional funding, we will not be able to effectively operate the business, and you could lose the entire value of your investment.

Historically, we have financed our operations through private placements of equity securities, convertible debt, loans from our founder and other Board members, short-term loans, a line of credit and $7.1 million in net proceeds from our IPO. Under its prior ownership before the merger, MPC made several unsuccessful attempts to raise additional capital to address its liquidity needs. Subsequent to the merger, we have made several attempts to raise additional capital. Except for funds raised though the exercise of warrants in late 2005 and early 2006, these attempts have also been unsuccessful. We may not be successful in future attempts to raise additional capital. If we are not able to raise

Page- 12 -

additional capital to address our liquidity needs, we will not be able to effectively operate the business and you could lose the entire value of your investment.

Raising additional capital may substantially dilute existing shareholders.

If we are able to raise additional funds through the sale of equity or convertible securities, the financing likely will cause a significant dilution of the ownership percentage of existing shareholders.

We face intense competition from the leading PC manufacturing companies in the world as well as from other hardware and information technology service companies. If we are unable to compete effectively, we may not be able to achieve sufficient market penetration to achieve and sustain profitability.

The PC industry is highly competitive and is characterized by aggressive pricing by several large branded and numerous generic competitors, short product life cycles, declining year-on-year average sale prices for personal computers and price sensitivity by customers. Our most significant PC hardware competitors, Dell, Gateway, Hewlett-Packard, and Lenovo, have substantially greater market presence and greater financial, technical, sales and marketing, manufacturing, distribution and other resources, longer operating histories, greater name recognition and a broader offering of products and services. Competitors for server and storage products include Rackable Systems, EMC and NetApp, which have greater market presence, technical resources and a broader offering of servers and storage products than we do. They also have greater resources to acquire and launch new products and technologies. Many of our competitors who are internationally based or manufacture offshore enjoy lower labor costs. Many of our competitors have greater resources to devote to the development, promotion and sale of products than us and, as a result, are able to offer products and services that provide significant price or other advantages over those offered by us.

We do not attempt to compete on price alone, rather we compete primarily on the basis of:

• customer service, warranty and support;
• features and functionality of our products;
• product customization;
• product performance;
• product quality and reliability; and
• maintaining customer and supplier relationships.

To the extent we are unable to compete successfully in any of the foregoing categories, our revenue and business prospects will be affected adversely. We expect competitive pressures to continue into the foreseeable future, particularly as various competitors have from time to time announced intentions to expand their market share through price reductions. In recent periods, we have lost sales opportunities due to competitors proposing prices at levels that we are unable to match. We expect that average sales prices for PCs will continue to decline. If we continue to reduce PC prices in response to competition, are unable to reduce our overall cost structure at the same rate or greater than our declining average selling prices, or are unable to diversify into higher margin areas such as storage and servers, we will be unable to maintain or improve gross margins which will also affect liquidity and cash flows.

We intend to reduce our historical dependence on desktops and laptops, and shift our efforts to server and storage products, but we have not yet fully implemented this strategy and we may not be successful. We may not reach profitability if we do not meet our sales expectations or if our product mix and service offerings are substantially different than anticipated.

Our realized profit margins vary among our products and services offered and in 2005 our gross margin earned was insufficient to cover all of our operating expenses. We intend to attempt to reduce our historical dependence on desktops and laptops and shift our development and sales efforts toward higher margin server and storage products. We have not yet fully implemented this strategy and we cannot assure you that we will be successful in making the shift or that any such shift will result in higher margins or profitability. If our mix of products and services is substantially different from what we anticipate in any particular period, our earnings could be less than expected. If

Page- 13 -

we are unable to increase sales of higher margin products, including storage and servers, or if margins continue to decline in the current products we offer, our results of operations and financial condition will be adversely affected.

We have several large customers who represent a significant portion of our net sales. If we were to lose or experience a substantial decline in sales to one or more of these customers, our net sales may decline substantially.

Historically, MPC has derived a substantial portion of its net sales from different agencies within the US federal government, including agencies within the Department of Defense and civilian departments, as well as state and local government and educational customers. For the fiscal year ended December 31, 2005, MPC derived 43% of its net sales from agencies of the federal government. We expect to continue to derive a substantial portion of our net sales from these markets for the foreseeable future. Our sales to these customers may not continue in future periods. In 2005, we experienced declines in sales to most agencies within the US Federal Government compared to 2004.

We are currently working to diversify our customer base by marketing our products to other agencies within the federal government and other customers within the state and local government and educational and new mid-market enterprise markets. We may not be able to achieve a sufficient level of customer diversification to mitigate the risks associated with high customer concentration in the federal government market.

If governmental agencies consolidate their purchasing, we may not be able to sell products to our customers at historic levels, which could have an adverse impact on our financial condition.

While federal agencies have tended to purchase on a decentralized basis, recently several government customers such as the Air Force and the IRS have begun to centralize their purchasing power and aggregate agency-wide PC requirements to award to a single vendor. It is not clear whether this trend will expand to other agencies. Because of the highly competitive nature of large order opportunities, we are sometimes unable to successfully compete for these opportunities while maintaining sufficient gross margins. If consolidation of purchasing by our governmental customers at the agency level continues, it will likely result in lost sales or sales that would not meet our margin expectations

Our contracts with governmental agencies make it difficult to accurately predict our future net sales and government customers may elect not to continue or extend contracts with us. Additionally, some of our historic subcontractors could elect to sell their products directly to the government or utilize other partners.

Our contracts with the federal, state and local governments do not guarantee any level of sales. These contracts merely authorize the sale of our products to various agencies within the government and are characterized as indefinite delivery/indefinite quantity contracts. Accordingly, our customers within the public sector may choose not to continue purchasing our products. The uncertainties related to seasonality of government purchases based on budgetary cycles, future contract performance costs, product life cycles, quantities to be shipped and delivery dates, among other factors, make it difficult to predict the future sales and profits, if any, which may result from such contracts. Our government customers may elect not to continue or extend their contracts with us. In mid to late 2006, we will be re-competing for a contract with our largest customer, the Department of Veterans Affairs, which accounted for approximately 18% of MPC’s net sales in fiscal 2005. Sales to the Department of Veterans Affairs would be significantly reduced if we were not re-awarded the contract. Changes in budgetary priorities, modifications, curtailments or terminations, or the failure to renew the Veterans Affairs or other government contracts, may have a material adverse effect on our financial condition or results of operations in the future. The seasonality and the unpredictability of our public sector customers make our quarterly and yearly financial results difficult to predict and subjects them to significant fluctuation. Furthermore, because we are a prime contractor with the US Government, certain other suppliers act as subcontractors and partner with us to sell their products to the customers. We have been slow in paying subcontractors in connection with our sales of their products. As a result, these subcontractors could seek to sell directly to such agencies or utilize other partners. Additionally, some agencies are utilizing Dunn & Bradstreet or similar credit reports in evaluating proposals to obtain or renew contracts, and these reports on us are negatively impacted by our liquidity constraints.

Compliance with government contract provisions is subject to periodic audit, and noncompliance with contract terms could result in contract termination, substantial monetary fines and damages, suspension or debarment

Page- 14 -

from doing business with the government and other civil or criminal liability. Additionally, government contracts are terminable at the government’s convenience or upon default.

Compliance with government contract provisions is subject to periodic audit. Noncompliance with such contract provisions and government procurement regulations could result in termination of our government contracts, substantial monetary fines or damages, suspension or debarment from doing business with the government and civil or criminal liability. During the term of any suspension or debarment by any government agency, we could be prohibited from competing for or being awarded any contract or order. In addition, substantially all of our government contracts are terminable at any time at the government’s convenience or upon default. Upon termination of a government contract for default, the government may also seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor.

The estimated cost of providing a product warranty is recorded at the time net sales are recognized, and if actual failure rates exceed the estimates, revisions to the estimated warranty liability would be required and could negatively affect earnings in the period that the adjustments are made.

We provide warranties with the sale of most of our products. The estimated cost of providing the product warranty is recorded at the time net sales is recognized based on its historical experience. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure or in providing customer support. If actual product failure rates, material usage or service delivery costs exceed the estimates, revisions to the estimated warranty liability would be required and could negatively affect earnings in the period the adjustments are made. Actual financial claims for defects may be larger than expected and accrued warranty reserves.

You cannot rely on past results and our future operating results will likely fluctuate.

Our past results do not include the results of MPC and, therefore, our past results should not be relied upon as an indicator of our future performance. MPC’s operating results have varied greatly in the past and likely will vary in the future depending upon a number of factors including the successful execution of our new business strategies. Many of these factors are beyond our control. Our net sales, gross margins and operating results may fluctuate significantly due to, among other things:

• shortages and delays in delivery of critical components, including components from foreign suppliers;
• competition;
• ability to timely pay our suppliers;
• business and economic conditions overall and in our markets;
• seasonality in the timing and amount of orders we receive from our customers that may be tied to budgetary cycles, product plans or equipment rollout schedules;
• cancellations or delays of customer product orders, or the loss of a significant customer;
• an increase in operating expenses;
• new product announcements or introductions;
• our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;
• the sales volume, the timing of component purchases for product assembly, product configuration and mix of products;
• technological changes in the market for our products; and
• reductions in the average selling prices that we are able to charge to our customers due to competition or other factors.

Due to these and other factors, our net sales may not increase or even remain at their current levels. Because a majority of our operating expenses are fixed in the short-term, a small variation in our net sales can cause significant variations in our earnings from quarter to quarter and our operating results may vary significantly in future periods. Therefore, our historical results may not be a reliable indicator of our future performance.

Page- 15 -

We intend to expand our operations by launching a new division (“DCM”) in an effort to grow our business. We will incur costs in doing so and expend a significant amount of our management’s time and our efforts may not be successful.

We have launched a direct contract manufacturing and distribution division referred to as DirectCM, or DCM, where we will provide onshore manufacturing and distribution of computer products for OEMs, system integrators and VARs. This will entail entering new markets, developing new product and service offerings and pursuing new customers. We cannot assure you that we will be successful with this initiative. We are financing certain start-up costs of this expansion from our existing business. We expect that our annual operating expenses will increase over the next several years as we expand our organization to support this initiative. Presently, we intend to implement the initiative with current employees, and we will only be able to add more sales and other personnel to the effort if additional financing is obtained. The use of current employees to implement the initiative may not be successful and may strain resources available for other areas of our business. Our failure to timely or efficiently expand operational and financial systems and to implement or maintain effective internal controls and procedures could result in additional operating inefficiencies that could increase our costs and expenses more than we anticipate and could cause us to lose the ability to take advantage of market opportunities, enhance existing products, develop new products, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. Additionally, if we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results will be negatively impacted.

Claims that we are infringing upon intellectual property rights of third parties could subject us to significant litigation and licensing expenses, or prevent us from selling ours products. Because of our liquidity constraints, a significant intellectual property claim or litigation could have a material negative impact our business and ability to continue operations or result in bankruptcy.

From time to time, other companies and individuals assert patent, copyright, trademark or intellectual property rights to technologies or marks that are important to the technology industry in general or to our business in particular. MPC is currently in discussions with some such companies and individuals including Intergraph Technologies Corporation, which asserts that it is entitled to royalties in connection with its systems patents. We are in the process of evaluating Intergraph’s claims and available defenses. However, Intergraph has advised us that major competitors in the PC industry, including Dell, Gateway, IBM and Hewlett Packard have acquired licenses to the patents. Any litigation or other dispute resolution regarding patents or other intellectual property could be time-consuming and expensive, and divert our management and other key personnel from business operations. In some cases, we may be able to seek indemnification from suppliers of allegedly infringing components, but we cannot assure you that suppliers would agree to provide indemnification or be financially capable of covering potential damages or expenses. The complexity of technology and the uncertainty of intellectual property litigation increase the risks and potential costs associated with intellectual property infringement claims. Additionally, many of our competitors have significantly larger patent portfolios, which may increase the probably that claims will be asserted against us and decrease our ability to defend such claims. Claims of intellectual property infringement might also require us to enter into license agreements with costly royalty obligations, payments for past infringement or other unfavorable terms. If we are unable to obtain royalty or license agreements on terms acceptable to us then we may be subject to significant damages or injunctions against the development and sale of certain products. Because of our liquidity constraints, a significant intellectual property claim or litigation, including a claim or litigation with Intergraph, could have a material impact on our ability to maintain the operations of the business or could result in bankruptcy.

Our business success may be dependent on our ability to obtain licenses to intellectual property developed by others on commercially reasonable and competitive terms.

Our product offerings are dependent upon obtaining patent and other intellectual property rights from third parties. We may not continue to have access to existing or new third party technology for use in our products. It may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods. However, the necessary licenses may not be available on acceptable terms and obtaining licenses could be costly. If we or our suppliers are unable to obtain such licenses, we may be forced to market products without certain desirable technological features. We could also incur substantial costs to redesign our products around other parties’ protected technology. Because of our liquidity constraints, we may not be able to acquire necessary licenses or pay the costs to redesign our products.

Page- 16 -

We rely primarily on our direct sales force to generate revenues, and may be unable to hire additional qualified sales personnel in a timely manner or retain our existing sales representatives.

To date, we have relied primarily on our direct sales force to sell our products. This sales force has developed close relationships with our customers. We have made certain changes to sales compensation to align it more closely with our financial results which may result in lower overall sales compensation in certain instances. As a result, we could lose certain sales professionals, and we may lose customer relationships maintained by such professionals. The competition for qualified sales personnel in our industry is very intense. If we are unable to retain our existing sales personnel or replace any professionals who leave, we may not be able to maintain or grow or maintain our current level of revenues.

General economic, business or industry conditions may adversely affect our future operating results and financial condition.

Weak economic conditions in the United States may adversely affect our product sales. If general economic and industry conditions deteriorate, customers or potential customers could reduce their technology investments and demand for our products and services could be adversely affected. For example, reductions in state and local budgets as a result of weak economic conditions have adversely affected MPC’s sales to many of its customers in the public sector.

Our inability to properly anticipate customer demand or effectively manage our supply chain could result in higher inventory levels that could adversely affect our operating results and our balance sheet.

By distributing products directly to our customers and employing “just-in-time” supply chain management techniques, we have historically been able to avoid the need to maintain high levels of finished goods and component inventory as compared to other manufacturers who do not sell directly to end users and employ just-in-time manufacturing techniques. This has minimized costs and allowed us to respond more quickly to changing customer demands, reducing our exposure to the risk of product obsolescence. However, customer concentration, seasonality within our business and changing demands may all result in our inability to properly anticipate customer demand that could result in excess or insufficient inventory of certain products. In addition, we maintain certain component products in inventory. A decrease in market demand or a decision to increase supply, among other factors, could result in higher finished goods and component inventory levels and a decrease in value of this inventory could have a negative effect on our results of operations and our balance sheet. Further, while we have generally been able to effectively manage our supply chain in the past, we may not be able to continue to do so, which could have a similar adverse effect on our results of operations. Our liquidity constraints make it difficult to effectively employ our “just-in-time” supply chain management techniques because delayed payment to suppliers may result in delayed delivery of components.

We rely on third party suppliers to provide critical components of our products, some of which are available from only one source. If our suppliers were unable to meet our demands or fail to deliver supplies because of our inability to meet payment terms, and alternative sources were not available, we could experience manufacturing interruptions, delays or inefficiencies.

We require a high volume of quality products and components for our product offerings, substantially all of which we obtain from outside suppliers. For example, we rely on Intel for its processors and motherboards and Microsoft for our operating systems and other software on our computer systems. We also procure a number of components from international suppliers, particularly from Asia. This carries potential political and foreign currency risk. We maintain several single-source supplier relationships primarily to increase our purchasing power with these suppliers. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results. We currently do not have long-term supply contracts with any of our suppliers that would require them to supply products to us for any specific period or in any specific quantities, which could result in shortages or delays.

Additionally, there are significant risks associated with our reliance on these third party suppliers, including:

Page- 17 -

• potential price increases, in particular, those that we may not be able to pass on to our customers;
• inability to achieve price decreases in our component costs;
• inability of suppliers to increase production and achieve acceptable product yields on a timely basis;
• delays caused by work stoppages or other disruptions related to the transport of components;
• reduced control over delivery schedules, including unexpected delays and disruptions;
• reduced control over product quality; and
• changes in credit terms provided to us.

Any of these factors could curtail, delay or impede our ability to deliver our products and meet customer demand.

Due to our limited liquidity, we have extended payment to many of our suppliers beyond normal payment terms. We work diligently with suppliers to address concerns regarding late payments, and generally work to maintain good working relationships with key suppliers. In some instances, suppliers have placed us on credit hold, which has delayed delivery of components to our manufacturing facility while the issues are resolved. We have received notices of default from suppliers including Microsoft, but to date we have cured the defaults within applicable cure periods or otherwise attempted to manage the supplier relationship. We may not be able to continue to do so. If we cannot obtain additional sources of liquidity, late payments to suppliers will recur, jeopardizing relationships and causing suppliers to stop working with us or to sell their products to our customers by other channels. Further, recurring late payments will result in additional credit holds, refusal to deliver components or termination of supply arrangements, any of which will have a material adverse effect on our financial condition or results of operations.

Failure of any portion of our infrastructure at our sole manufacturing facility could have a material adverse effect on our business.

We are highly dependent on our manufacturing infrastructure to achieve our business objectives. If we experience a problem that impairs our manufacturing infrastructure, such as a computer virus, intentional disruption of IT systems by a third party, a work stoppage, or manufacturing failure, including the occurrence of a natural disaster which affects our sole manufacturing facility in Nampa, Idaho, the resulting disruptions could impede our ability to book or process orders, manufacture and ship in a timely manner or otherwise carry on our business in the ordinary course. Any such events could cause us to lose significant customers or net sales and could require us to incur significant expense to eliminate these problems and address related security concerns. Further, because of the seasonality of our business, the potential adverse effect resulting from any such events or any other disruption to our business could be accentuated if it occurs during a disproportionately heavy demand or shipping cycle during any fiscal year period.

Our failure to effectively manage product migration and increasingly short product life cycles may directly affect the demand for our products and our profitability.

Our business model depends on being able to anticipate changing customer demands and effectively manage the migration from one product to another. Our industry is characterized by rapid changes in technology and customer preferences, which result in the frequent introduction of new products, short product life cycles and continual improvement in product price for performance characteristics. Product migrations present some of the greatest challenges and risks for any technology company. We work closely with customers, product and component suppliers and other technology developers to evaluate the latest developments in products. The success of our product introductions depends on many factors including the availability of new products, access to and rights to use proprietary technology, successful quality control and training of sales and support personnel. Furthermore, it is difficult to accurately forecast customer preferences, demands or market trends or transitions. Even if we are successful in developing or transitioning to new or enhanced products or techniques, they may not be accepted by customers or we may not be able to produce them on a timely basis, or at all. Accordingly, if we are unable to effectively manage a product migration, our business and results of operations could be negatively affected.

Page- 18 -

If defects are discovered in our products after shipment, we could incur additional costs.

Our products may contain undetected defects. Discovery of the defects may occur after shipment, resulting in a loss of or delay in market acceptance, which could reduce our product sales and net sales. In addition, these defects could result in claims by customers for damages against us. Any damage claim could distract management’s attention from operating our business and, if successful, result in significant losses that might not be covered by our insurance. Even if such a claim were to prove unsuccessful, it could cause harm to our reputation and goodwill and could damage our relationship with actual and potential customers.

If we lose the services of one or more members of our executive management team or other key employees, we may not be able to execute our business strategy.

Our future success depends in large part upon the continued service of our executive management team and other key employees. The loss of services of any one or more members of our executive management team or other key employees could seriously harm our business. In recent months we have experienced greater turnover in personnel than we have historically experienced. The inability to quickly replace necessary personnel with qualified employees could harm our business. It is possible that our liquidity constraints, or continued declines in sales, may cause our management and employees to pursue other opportunities.

If we are unable to attract and retain qualified personnel, our ability to develop and successfully market our products could be harmed and our growth could be limited.

We believe that our success depends largely on the talents and efforts of highly skilled individuals. As a result, our future success is dependent on our ability to identify, attract, retain and motivate highly skilled research and development, sales and marketing, finance and customer service and support personnel. Any of our current employees may terminate their employment at any time. The loss of any of our key employees or our inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our products. Competition for hiring individuals with the skills applicable to our business is intense. We may not be able to hire or retain the personnel necessary to execute our business plan.

We have entered into a co-existence agreement with a third party that is using the HyperSpace mark. Confusion about our names could occur which could tarnish our reputation.

We have entered into a co-existence agreement with a third party that is using the HyperSpace mark. However, confusion about our names could occur which could tarnish our reputation and negatively affect our business.

Any acquisitions we make could result in dilution to our existing shareholders and could be difficult to integrate, which could cause difficulties in managing our business, resulting in a decrease the value of your investment.

Evaluating acquisition targets is difficult and acquiring other businesses involves risk. Our completion of the acquisition of other businesses would subject us to a number of risks, including the following:

• difficulty in integrating the acquired operations and retaining acquired personnel;
• limitations on our ability to retain acquired sales and distribution channels and customers;
• diversion of management’s attention and disruption of our ongoing business; and
• limitations on our ability to incorporate acquired technology and rights into our product and service offerings and maintain uniform standards, controls, procedures and policies.

Furthermore, we may incur indebtedness or issue equity securities to pay for future acquisitions. The issuance of equity or convertible debt securities would be dilutive to our then existing shareholders.

Page- 19 -

Risks Relating to Our Merger with MPC

We have a new, combined executive management team that has worked together for less than a year, we may need to employ additional qualified executives and we may lose the services of key personnel.

Our business plan relies heavily on the expertise of key personnel. As a result of the merger with MPC, we have a new, combined executive team that has not worked together in the past. Having executives with new leadership roles in a public company will be challenging and critical to our success. In addition, we may need to employ new executives as part of the management team as we execute on new business strategies. Recruiting of such executives is time consuming, expensive and integration is often difficult. Furthermore, given uncertainty around a significant merger such as the one with MPC, we are susceptible to having one or more members of our executive team leave the company and we would face challenges in replacing them.

MPC’s restatement of financial statements may indicate the existence of a material weakness in our internal controls.

As disclosed in its audited financial statements for the fiscal year ended 2004, MPC restated its 2003, 2002 and prior year financial statements. Such a restatement may be indicative of material weaknesses in internal controls. Since MPC was a privately- held company, it had not been required to complete, and has not completed, all the requirements of the Sarbanes-Oxley Act, including a review and analysis of its internal control environment. We are required to commence such steps, and have begun to expend time and resources in making MPC compliant with the relevant provisions of the Sarbanes-Oxley Act, including taking the necessary steps to correct any material weaknesses in internal controls, especially those over financial reporting. This process is not yet complete, and may not be complete within one year after the acquisition. Furthermore, until such time as any material weaknesses are remedied, we, as MPC’s parent, may be susceptible to restatements of our financial statements.

We incur significant costs as a result of being a public company, which costs will increase in the combined company, making it more difficult for us to achieve profitability.

As a public company, we incur significant legal, accounting, compliance, board of directors, reporting, record keeping and other expenses. Rules and regulations of the Securities and Exchange Commission and the Sarbanes-Oxley Act and the American Stock Exchange requirements significantly increase our general and administrative expenses and make some activities more time-consuming and costly. As a result of the merger with MPC, we are a much larger company and our internal systems and controls are far more complicated, which will make the costs we incur as a result of being a public company even higher. These rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

Risks Relating To Our Securities

An active trading market for our securities has not developed and the prices of our securities may be volatile.

An active sustained trading market for our securities has not yet developed. We do not have any analyst coverage of our securities or any commitments to provide research coverage. Our stock price has been volatile since our initial public offering and we have recently completed a substantial acquisition of a company that was privately held. The price at which our securities trade is likely to be highly volatile and may fluctuate substantially due to a number of factors including, but not limited to, those discussed in the other risk factors described above and the following:

• the market perception and reaction to our merger with MPC;
• volatility in stock market prices and volumes, which is particularly common among smaller capitalized companies;
• lack of research coverage for companies with small public floats;
• failure to achieve sustainable financial performance;

Page- 20 -

• actual or anticipated fluctuations in our operating results;
• announcements of technological innovations by us or others;
• entry of new or more powerful competitors into our markets or consolidation of existing competitors to create larger, more formidable competitors;
• terrorist attacks either in the US or abroad;
• general stock market conditions; and
• the general state of the US and world economies.

Any future sales of our common stock may depress the prices of our securities and negatively affect the value of your investment.

Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales could occur, could adversely affect the prices of our securities or could impair our ability to obtain capital through an offering of equity securities.

Certain lock-up agreements with our officers and directors expired in January 2006. As a result, these shareholders may be able to sell some or all of these securities. These sales could depress our stock price.

If any of the holders of our common stock opt to sell large blocks of our common stock into the public market, it could depress the price of our securities and make it difficult for us to raise capital through an offering of equity securities. In addition, if a significant number of the holders of our public warrants exercise their warrants and re-sell the underlying shares of our common stock in a relatively short period of time, the sale of those shares could depress the market price for our common stock.

HyperSpace is currently anticipating filing a S-3 Registration Statement with respect to certain of its unregistered shares. If the holders of newly registered shares elect to sell such shares, our stock price could be negatively impacted.

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

Our amended and restated articles of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company, even one beneficial to our shareholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Among other things, these provisions:

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

Page- 21 -

Item 2.	DESCRIPTION OF PROPERTY

We do not currently own any real estate. MPC currently leases approximately 340,700 square feet of office and manufacturing space at 906 E. Karcher Road, Nampa, Idaho, under a lease that expires May 31, 2008. We have a leased retail location nearby consisting of 5,000 square feet which expires on April 30, 2006. We lease approximately 13,320 square feet of office space in Waukesha, Wisconsin under a lease that expires June 1, 2006. We lease other regional sales offices located in Cincinnati, Ohio (3014 square feet which expires March 31, 2006), and Oakbrook, Illinois (1579 square feet which expires January 31, 2008).

We also lease our corporate headquarters, which is located at 116 Inverness Drive East, Englewood, Colorado, consisting of 2,488 square feet under a lease that expires July 31, 2010.

Item 3. LEGAL PROCEEDINGS

Omni Tech Acquisition

MPC was previously involved in litigation in the Eastern District of Wisconsin. The suit involved a dispute with regards to a post-closing purchase price adjustment in connection with the purchase by MPC’s subsidiary, MPC Solutions Sales, LLC, of certain assets from Omni Tech Corporation in August 2003. Omni Tech had demanded a payment of $2.7 million as part of the post closing purchase price adjustment provision under the purchase agreement. Omni Tech also expected to receive payment of a $2 million promissory note issued in connection with the acquisition and due in August 2006. MPC believed that it was entitled to an adjustment in its favor under the post-closing purchase price adjustment provision of the purchase agreement. In March 2006, we reached an agreement with Omni Tech to settle the dispute, including satisfaction of the promissory note, by payment to Omni Tech of $240,000.

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

Other Matters

The Company is involved in other various other legal proceedings from time to time in the ordinary course of its business. The Company investigates these claims as they arise. The Company is not currently subject to any other legal proceedings that the Company believes would have a material impact on its business. However, due to the inherent uncertainties of the judicial process, the Company is unable to predict the ultimate outcome or financial exposure, if any, with respect to these matters. While the Company intends to vigorously defend these claims and believes the Company has meritorious defenses available to it, there can be no assurance the Company will prevail in these matters. If any of these claims is not resolved in the Company’s favor, it could have a material adverse effect on the Company’s business, financial condition and results of operations

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Page- 22 -

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

Page- 23 -

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock and warrants to purchase common stock are listed on the American Stock Exchange (“AMEX”) under the symbol HCO and HCO.WS, respectively. The approximate number of holders of record of our common stock on March 28, 2006 was 146.

The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported by AMEX.

	High	Low
2005

First Quarter	$ 4.50	$ 1.21
Second Quarter	$ 5.25	$ 2.20
Third Quarter	$ 8.49	$ 4.70
Fourth Quarter	$ 6.55	$ 5.20

Dividends: Except for dividends accrued on our Series A Preferred Stock (which were never declared or paid), all of which were converted to Common Stock immediately prior to our IPO, we have never declared or paid dividends on our capital stock. We currently intend to retain future earnings, if any, for use in our business, and, therefore, we do not anticipate declaring or paying any dividends in the foreseeable future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Securities Authorized for Issuance under Equity Compensation Plans:

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the HyperSpace 2001 Equity Incentive Plan and the HyperSpace 2004 Equity Incentive Plan, each of which have been approved by our shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2005:

Page- 24 -

Equity Compensation Plan Information
(December 31, 2005)

	(a)	(b)	(c)
Number of securities
	Number of		remaining available for
	securities to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans excluding
	warrants, RSU’s	warrants, RSU’s	securities reflected in
Plan Category	and rights	and rights	column (a)

Equity compensation plans approved by shareholders:

2001 Equity Incentive Plan	593,002	$ 3.42	32,761
2004 Equity Incentive Plan	1,325,290	$ 6.15	3,674,710

Equity compensation plans not approved by shareholders	-

Total	1,918,292	$ 5.31	3,707,471

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this document and is qualified in its entirety by reference to such financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors included in the risks discussed in “Risk Factors”.

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

EXECUTIVE SUMMARY

We were formed in 2001 as a Colorado-based network acceleration software company and completed an initial public offering in October 2004. Our software business generated negligible revenues in 2005. In July 2005, we acquired MPC Computers, LLC, or MPC, which is now our wholly owned subsidiary and our only significant line

Page- 25 -

of business. We still offer our network acceleration software for sale, and have ongoing maintenance support contracts with customers, but we are no longer involved in developing that software. Due to lack of sales, we suspended new development in the network acceleration software products in October 2005. As a result of the MPC acquisition, the size and nature of our business has changed significantly from the time of our initial public offering. All discussion in this section will cover our ownership of MPC as our only current business.

Current Business

Today, our primary business is providing PC-based products and services to mid-sized businesses, government agencies and education organizations. We manufacture and market ClientPro® desktop PCs, TransPort® notebook PCs, NetFRAME® servers and DataFRAME™ storage products. We also provide hardware-related support services such as installation, technical support, parts replacement, and recycling. In addition to PCs, servers, and storage products, we also fulfill our customers’ requirements for third party products produced by other vendors, including printers, monitors and software.

We focus primarily on three distinct market segments: federal government, state/local government & education (“SLE”), and mid-size enterprise commercial. This focus enables us to tailor our operating model to better support the needs of these customers for customized products, services and programs. Within the federal government market, we sell directly to government agencies and are among the top five IT hardware manufacturers in terms of government spending, according to statistics compiled by the US General Services Administration, or GSA. We also sell directly to mid-size enterprise commercial customers, state/local government customers and education customers.

We use a build-to-order manufacturing process that we believe is an efficient means to provide customized computing solutions.

Strategic Plans

Following the MPC acquisition, we completed a strategic planning process in which we identified a new direction for the company. The desktop and notebook market is intensely competitive and those products are increasingly seen as commodities by customers. Our vision is to become an enterprise IT hardware business providing products and services to customers in mid-sized businesses, government agencies and education. This strategy seeks to capitalize on the growth in our server and storage business, and moves us away from our traditional reliance on desktop and notebook PCs, which our customers increasingly view as commodities. During 2005, we achieved a growth rate of approximately 40% in server and storage products compared to 2004. However, server and storage products presently constitute a small portion of our revenue.

In addition, we are launching a new division called DirectCM (“DCM”) to provide custom manufacturing and distribution services of PC desktops, notebooks and servers to regional original equipment manufacturers (OEMs), systems integrators, and value-added resellers (VARs). Initially, the services will primarily involve distribution of partially assembled computer systems supplied by original design manufacturers. Additionally, we intend to leverage our manufacturing facility and supply chain expertise to provide economies of scale along with customized solutions to partners in the PC industry. We believe that this initiative may provide the opportunity for incremental growth for us during 2006 and beyond.

Liquidity and Working Capital

We face significant constraints with regard to liquidity and working capital. In September 2005, we announced our intention to offer, subject to market and other conditions, a new issue of approximately $30 million of 5-year convertible notes in a private placement. We were not able to complete the offering. However, in December 2005 and January and February 2006, holders of certain HyperSpace warrants issued in connection with the acquisition of MPC transferred those warrants to various individuals and entities who then exercised those warrants and purchased from us an aggregate of 4,193,267 shares of common stock at a price of $3.00 per share, for gross proceeds before expenses and commissions of approximately $12.6 million. The proceeds of the warrant exercise were for working capital and other corporate purposes, and have been utilized principally to satisfy outstanding obligations to suppliers and creditors. The proceeds from exercise of the warrants are not sufficient to fully address our liquidity

Page- 26 -

constraints, and we are continuing to pursue additional financing sources. Unless we secure additional financing, our business will continue to operate under delayed payment terms to suppliers. Should we be unable to secure additional financing in the short-term, it is possible that we will be forced to seek bankruptcy protection and it is unlikely that we would be able to successfully reorganize the business.

Post-Merger Expense Reduction Initiatives

Subsequent to consummation of the merger, we reduced certain overhead expenses during 2005. These were comprised mostly of personnel reductions in the following areas:

• HyperSpace sales, marketing and customer support staff as those roles were assumed by MPC;
• HyperSpace development staff as we suspended development of the network acceleration software product;
• MPC sales management staff reflective of lower revenues vs. 2004 and sales personnel in areas that were not adequately producing results and which were not part of future growth plans;
• MPC operations management reflective of lower operating levels; and
• Other MPC administrative staff as a result of efficiency and process improvement initiatives or which were duplicative of the management provided by HyperSpace.

We believe that these initiatives result in a reduction of approximately $5 million in operating expenses on an annualized basis. In conjunction with the staff reductions, the Company incurred severance costs. These initiatives did not contribute materially to the operating results for the year-ended December 31, 2005.

In January 2006, we launched initiatives to improve our gross margin. We have focused on sales returns, freight costs, manufacturing productivity and customer giveaways as areas of opportunity to improve our gross margins.

FUTURE FOCUS

We expect to focus on:

• Increasing the liquidity into our business and improving our balance sheet;
• Improving our gross margins;
• Continuing to make our operations more cost efficient;
• Capitalizing on our growth in higher margin products like servers and storage and investing resources to diversify away from our traditional reliance on desktops and laptops;
• Seeking ways to sell and distribute our products more effectively;
• Penetrating segments of the US Federal Government where we have historically not made significant sales;
• Increasing our capacity utilization by expanding our new DCM division; and
• Continuing to increase our sales into the mid-size enterprise market which typically has higher margins.

RESULTS OF OPERATIONS

The Company uses “EBITDA”, earnings before interest, taxes, depreciation and amortization, after adjusting for non-cash stock awards issued pursuant to the merger, as a financial measurement. This is not a GAAP measurement. EBITDA after adjusting for non-cash stock awards issued pursuant to the merger is derived by adding back the following to GAAP net loss: Net Interest expenses, Depreciation and Amortization, Impairment of Intangibles and the non-cash expense of stock awards issued pursuant to the merger. This non-GAAP measurement is provided as supplementary information and is not an alternative to GAAP. Some investors may use EBITDA to supplement their analysis of our results of operations.

Page- 27 -

The following tables show our results of operations for the fiscal years ended December 31, 2005 and 2004 on a pro-forma basis assuming the merger with MPC occurred on January 1, 2004. We believe that this results in a more meaningful comparison of results between the years.

Statement of Operations for the years ended December 31,
	2005	2004	% Change

Net Sales	$ 366,603,026	$ 428,474,293	-14.40%

Cost of Goods Sold	$ 324,898,084	$ 371,674,136	-12.60%

Gross Margin	$ 41,704,942	$ 56,800,157	-26.60%
Gross Margin %	11.40%	13.30%

Operating Expenses
Research & Development	$ 4,994,875	$ 5,813,834	-14.10%
Selling, General & Administrative	$ 49,260,479	$ 51,097,969	-3.60%
Related party management fees	$ -	$ 3,958,328	-100.00%
Depreciation & Amortization	$ 4,078,587	$ 2,427,601	68.00%
Total Operating Expenses	$ 58,333,941	$ 63,297,732	-7.80%
Operating expenses as a % of Revenue	15.90%	14.80%

Operating Loss	$ (16,628,999)	$ (6,497,575)	155.90%

Other (Income)/Expense
Interest Expense, net	$ 6,452,479	$ 3,234,987	99.50%
Merger related Stock Compensation	$ 5,467,376	$ -	-
Other Expense	$ (50,374)	$ (435,900)	-88.40%
Total Other (Income)/Expense	$ 11,869,481	$ 2,799,087	324.00%

Net Loss	$ (28,498,480)	$ (9,296,662)	206.50%

Preferred Dividends	$ -	$ 72,489	-100.00%

Net Loss attributable to Common Shareholders	$ (28,498,480)	$ (9,369,151)	204.20%

EBITDA	$ (12,550,412)	$ (4,069,974)	208.40%
EBITDA % of sales	-3.40%	-0.90%

Reconciliation of Net Income (Loss) to EBITDA:

Net Income (Loss)

Interest (Income)/Expense	$ 6,452,479	$ 3,234,987
Merger Related Stock Comp Exp	$ 5,467,376	$ -
Other (Income)/Expense	$ (50,374)	$ (435,900)
Depreciation & Amortization	$ 4,078,587	$ 2,427,601
Preferred Dividends	$ -	$ 72,489

EBITDA	$ (12,550,412)	$ (4,069,974)

Page- 28 -

Fiscal 2005 compared to fiscal 2004:

Revenues

Net revenue for 2005 was approximately $367 million, a decrease of 14.4% compared to 2004. This decline was due primarily to lower revenues in our public sector business, as sales to the federal government decreased 25.7% in 2005 compared to 2004 and sales to SLE customers decreased 10.2%. These declines were partially offset by an increase in sales to mid-size enterprise commercial customers, which increased by 3.1% in 2005 compared to 2004. Sales to mid-sized enterprise customers rose as a percentage of total sales from 26.5% to 31.9%.

Our competitors generally have larger operations than we do. In addition, we believe that our competitors generally have stronger financial positions. We believe these factors result in our competitors being able to procure raw materials at prices lower than us. These factors, along with our low manufacturing facility capacity utilization, results in our competitors having a greater ability to reduce selling prices in highly competitive bidding situations. During 2005, we experienced a number of situations where sales opportunities were lost was a result of lower prices offered by our competitors that we were unable to match.

The decline in federal government sales resulted from lower sales to several large federal agencies, which purchased lower volumes of IT equipment compared to 2004 due to budgetary constraints and in the case of two government agencies, unusually large sales in 2004. In the SLE markets, MPC chose not to participate in certain business opportunities where the sales prices would have resulted in unacceptable margins. We expect that because of competitive pressures and decreased average sales prices, net sales to federal and SLE customers may continue to decline.

From a product perspective, desktop sales declined 21.3% and sales of third-party products declined 12.2% in 2005 compared to 2004. Desktop sales made up 46.7% of all sales in 2005 down from 50.8% in 2004. The decline in third-party product sales is directly related to reduced sales to the federal government. Our largest customer, the US Department of Veterans Affairs, purchases large volumes of third-party products, so the decline in sales to this customer resulted in lower third-party sales for MPC. These declines were partially offset by a 40% increase in sales of our server and storage products in 2005 compared to 2004. However, the current size of our desktop business relative to our server and storage business contributed significantly to the overall decline in sales.

The decline in desktop sales, along with the 8.3% decline in notebook sales in 2005 compared to 2004, reflects the industry trend for these types of products to be viewed increasingly as commodities by our customers so that acquisition price becomes the primary purchase criteria. We expect that our desktop and notebook sales may continue to decline. To address this trend, we have identified a strategic initiative to reduce our dependence on sales from desktop and notebook PCs and to focus instead on server and storage products which currently have higher growth rates and margins.

As of December 31, 2005, MPC had approximately $21.7 million in backlog orders relating to purchase orders received, but product not yet shipped and recognized. On December 31, 2004, MPC had $27.1 million in such backlog orders.

Gross Profit Margin

As a percentage of net sales, gross profit margin decreased to 11.4% for 2005 compared to 13.3% in 2004. This decline is due primarily to a reduction in the number of units sold. Net unit sales were down 20% from 2004 to 2005. Certain components of cost of goods sold are fixed and therefore add a greater proportionate cost at lower revenue levels.

In addition, the gross profit margin for desktop products decreased from 14.9% in 2004 to 12.4% in 2005, while gross profit margin for notebooks dropped from 16% in 2004 to 13.2% in 2005. We experienced declines in gross

Page- 29 -

margins on our third party software and parts sales from 8.6% to 7.3%. These declines were primarily the result of intense competition and declining average selling prices for these categories of products. The declines were partially offset by a 2.1% increase in gross profit margins for our server and storage product line to 19.1%.

We believe that our liquidity position, including delayed vendor and creditor payments, has affected our ability to negotiate attractive prices for components, which has also contributed to the decline in gross profit. The actual impact of our liquidity position on gross profit is not possible to quantify. Gross margins were also negatively impacted by increased freight costs caused by fuel surcharges added by carriers.

Research & Development Expenses

Research and development expenses decreased by approximately $800,000 or 14.1%. This reduction was driven primarily in lower tooling cost for both notebook and desktop product lines. As a percentage of net sales, research and development expenses remained flat at 1.4% during both years.

Selling, General and Administrative expenses

Selling, general and administrative expenses decreased in 2005 by approximately $1.9 million, or 3.6%, compared to 2004. These reductions are primarily a result of efficiency initiatives previously discussed, lower sales compensation on reduced sales, the elimination of redundant headcount and the elimination of a management fee paid to MPC’s former owner prior to the merger with HyperSpace.

As a percentage of net sales, however, selling, general and administrative expenses increased from 11.9% in 2004 to 13.4% in 2005. This increase is the result of lower net sales in 2005 compared to 2004.

Interest Expense

The interest expense is comprised of approximately $107,000 paid in cash to certain convertible noteholders, $3.3 million in imputed/non-cash interest recorded in the issuance of warrants primarily in connection with the merger, $3.1 million in interest paid by MPC on its line of credit, capital leases and late charges from vendors/suppliers, offset by approximately $80,000 in interest income. In 2004, the interest expense comprised mostly of imputed/non-cash interest recorded on warrants issued and interest on convertible debt. The increase in 2005 compared to 2004 is mostly attributable to the issuance of warrants in connection with the merger with MPC and the interest on MPC’s line of credit.

Merger Related Stock Compensation

Merger related stock compensation represents a non-cash expense for restricted stock units granted to MPC management as part of the merger. We expense the cost of restricted stock units as they vest using the value of the common stock on the vesting date multiplied by the number of units which vest.

Income taxes

We make no provision for income taxes because, since inception, we have not been profitable. We have a net operating loss carry-forward available to offset future federal and state income tax expenses to an amount that approximates our accumulated deficits. Our net operating loss carry-forward will expire in varying amounts from 2021 to 2023. The utilization of the net operating loss carry-forward as an offset to future taxable income is subject to the limitations under US federal income tax laws. One such limitation is imposed where there is a greater than 50% change in ownership of our company.

MPC was not required to provide for income tax expense prior to December 31, 2004 because it had elected to be taxed as a partnership. Beginning January 1, 2005, MPC became required to record income tax expense. No expense was recorded in 2005 because of the losses on operations. Effective December 31, 2004, GTG PC Holdings, LLC

Page- 30 -

(MPC’s immediate parent) will be taxed as a C corporation and as such will be subject to federal and state income tax in future periods.

Off Balance Sheet Transactions

We have no off balance sheet transactions.

Guarantees

During our normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to customers and licensees in connection with the use, sale and/or license of our products, (ii) indemnities to lessors in connection with our facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on our negligence or willful misconduct, (iv) indemnities involving the accuracy of representations in certain contracts, and (v) guarantees to certain vendors and creditors for balances owed. The duration of these indemnities and commitments in certain cases may be indefinite. The majority of these indemnities and commitments do not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities and commitments in the accompanying consolidated financial statements.

Under our articles of incorporation, we have agreed to indemnify our officers and directors in connection with activities on our behalf. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have not recorded any liability for these agreements as of December 31, 2005. We have also entered into indemnification agreements with our directors and certain officers.

Corporate Group and Segment Information

We are not, and never have been, part of any corporate group. Our segment information is contained in the footnotes to our financial statements contained elsewhere in this report.

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

As of December 31, 2005, the Company has no unvested stock options and does not intend to use stock options as a compensation tool in the future. Effective with the completion of the merger, the Company’s Compensation Committee has determined that Restricted Stock Units are the form of stock compensation that it will use for employees. Accordingly, SFAS 123R is unlikely to have any impact on the Company. As discussed in the financial statements, the Company does take a charge to its Statement of Operations for the fair value of Restricted Stock Units issued on the dates the awards vest.

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

Page- 31 -

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

In June 2005, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements” to provide additional guidance with regard to the application of lease term under Paragraph 9 of FASB Statement No. 13, Accounting for Leases, which indicates that for the purposes of lease classification, a lease term cannot be changed unless either: (a)modifications of lease provisions result in the lease being considered a new agreement or (b) extension or renewal beyond the existing lease term occurs. The consensus position reached was that an amortization period for a leasehold improvement would be based on the shorter of asset life or lease term, including renewals that are reasonably assured. Management currently believes that adoption of the provisions of this EITF will not have a material impact on HyperSpace’s consolidated financial statements.

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

Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions at the time of preparing the consolidated financial statements. These estimates are highly subjective in nature and involve judgments that affect the reported amounts of assets and liabilities. The amounts it will ultimately incur or recover could differ materially from the current estimates based on information not known or not considered significant at the time of preparing such financial statements. Our significant estimates include the collectibility or receivables and corresponding allowance for doubtful accounts, the reserve needed for possible future returns and discounts, the carrying value and usefulness of inventory and the related inventory reserves, long-lived asset useful

Page- 32 -

lives and impairment, the timing and amount of future warranty and other product obligation expenses, the recognition of warranty revenue and the cost and settlement of current litigation or items in dispute.

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

Allowance for Doubtful Accounts: The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at an estimated realizable value. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors including historical bad debt experience, the general economic environment, and the aging of its receivables. A considerable amount of judgment is required when assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. The Company does not reserve for any receivables from the US Government due to the fact that we have never had an uncollectible account in that regard. The Company’s allowance for doubtful accounts totaled $1.9 million as of December 31, 2005.

Inventory and Inventory Reserves: Inventory balances are stated at the lower of cost or market, with cost being determined on an average cost basis approximating first in first out (FIFO). MPC regularly evaluates the realizability of its inventory based on a combination of factors including the following: historical usage rates, age, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. If circumstances related to MPC’s inventories change, MPC’s estimates of the realizability of inventory could materially change. At December 31, 2005, MPC’s inventory valuation allowance totaled $9.0 million and is recorded as a reduction of inventory on MPC’s consolidated financial statements.

Page- 33 -

Goodwill. The Company accounts for Goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant.

Goodwill represents the excess of the purchase consideration over the fair value of assets acquired less liabilities assumed in a business acquisition. The Company’s acquisition of MPC gave rise to Goodwill. The Company engaged an independent third party valuation expert to express an opinion on the fair value of the identifiable intangible and tangible assets of MPC as of acquisition date. Based on this valuation, the Company established the carrying amount of goodwill. The Company conducts goodwill impairment tests quarterly to determine if impairment indicators arise.

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

Page- 34 -

Product and Process Technology: Costs related to the conceptual formulation and design of products and processes are expensed as incurred as research and development. Costs incurred to establish patents and acquire product and process technology are capitalized. There were no such costs capitalized as of December 31, 2005. Capitalized costs are amortized using the straight-line method over the shorter of the estimated useful life of the technology, the patent term, or the agreement, ranging up to ten years.

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

Qualitative Disclosures About Market Risk

We are subject to interest rate risk on our credit facility. The interest rate is a floating rate based on the prime rate plus a percentage. If interest rates continue to rise we will be subject to higher interest payments if outstanding balances remain unchanged.

Currently most sales are in the United States. All of MPC’s foreign sales and purchases of product are denominated in US Dollars minimizing its foreign currency risk. All of MPC’s international suppliers, mostly from Asia, denominate contracts in US Dollars thereby eliminating foreign currency risk. In the future MPC may not be successful in negotiating most of its international supply agreements in US Dollars thereby increasing MPC’s foreign currency risk. Amounts MPC pays for components from international suppliers could be affected by a continued weakening of the US Dollar as compared with other foreign currencies. MPC currently has no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management continues to evaluate the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies may need to be employed.

We depend on a relatively small number of third party suppliers for substantially all the components in our PC systems. Additionally, we maintain several single-source supplier relationships primarily to increase its purchasing power with these suppliers. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We do not have long-term supply contracts with suppliers that would require them to supply products to us for any specific period or in any specific quantities, which could result in shortages or delays. Supplier risks have also increased due to our liquidity problems and many suppliers have reduced credit limits and terms. Some suppliers do not grant us credit at all and require us to pre-pay for products. There is no assurance, absent future financing, that suppliers will continue to grant us credit at all. Should an increasing number of suppliers reduce or cancel our credit terms, and we are forced to pre-pay for products, it would have a material negative impact on our business and results of operations. In the event we are unable to prepay suppliers, bankruptcy could be a result.

MPC relies, to a certain extent, upon its suppliers’ abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the personal computer industry.

Related Party Transactions

The Company’s policies prohibit loans to Directors, Officers and Employees. There were no such loans outstanding at any time during the year ended December 31, 2005.

The Company had a loan outstanding from its founder that arose prior to its IPO and this loan was paid in full as of December 31, 2005.

Page- 35 -

MPC also paid management fees to its previous owner for management support and oversight until the end of Fiscal 2004. MPC did not pay related party management fees for the year ended December 31, 2005 and will not pay any such fees going forward.

On September 28, 2005, we entered into a one-year consulting agreement with one of its former directors, Angela Blatteis, to provide merger and acquisition consulting services to the company. The base fee is $10,000 per month and there is a success fee of $100,000 and certain stock awards in the event of a consummated acquisition by the Company.

Liquidity and Capital Resources

We face significant constraints with respect to our liquidity and working capital. As of December 31, 2005, we had cash and cash equivalents of $3.9 million, which constituted a decrease of $1.9 million compared to $5.8 million as of December 31, 2004. Our current assets increased to $87 million at December 31, 2005 and our current liabilities (exclusive of deferred revenue which is not yet earned) increased to $80 million. Included in the current liability total is approximately $1.3 million in costs unpaid, including legal and banking costs, which relate to the merger.

Since inception, we have financed our operations through the private placements of equity securities, convertible debt, loans from our founder and other members of our Board of Directors, short-term loans, a line of credit and net proceeds of $7.1 million from our IPO. In connection with our IPO, we also issued 3.6 million warrants. These warrants are exercisable at $5.50 per share. The warrants are callable by us at $0.25 per share if our common stock trades at or above $9.50 per share for 20 consecutive days. If all of these warrants were exercised, we could raise approximately $19.8 million before any fees that may be payable. None of these warrants have yet been exercised, and we do not anticipate that a material amount of the warrants will be exercised unless we are able to exercise our call right, which would require our stock trading price to close at a price of at least $9.50 for 20 consecutive trading days. Our stock has never traded above $9.50 per share.

MPC’s liquidity has been constrained because of lower revenues and gross margins in 2005 compared to 2004, ongoing losses, using cash to support fundraising initiatives, expending funds to secure a new line-of-credit, costs expended to consummate the merger with HyperSpace, severance paid to employees, and the significant amount of cash withdrawn by its prior owner in the years before the acquisition. Because MPC’s liquidity has been constrained, MPC has managed its cash position by extending payments to suppliers, some of whom have placed MPC on credit hold. On many occasions this has delayed delivery of components to MPC’s manufacturing facility until payments were made. MPC has also received notices of default from some suppliers, including Microsoft, but has generally cured the defaults within applicable cure periods or otherwise managed the supplier relationship. Further recurring late payments will result in additional credit holds, requirements that we pre-pay for products, a refusal to deliver components or termination of supply arrangements, any of which could have a material adverse effect on our financial condition and results of operations.

MPC has financed its operations from internally generated cash and a credit facility, which has limited borrowing availability. In July 2005, MPC replaced its prior credit facility with a new three-year facility provided by Wachovia Capital Finance Corporation (Western). This facility, like MPC’s prior facility, is secured by a pledge of substantially all of MPC’s assets and is subject to certain financial covenants. HyperSpace became a guarantor of the Wachovia credit facility at the time of the merger, and has pledged substantially all of its assets in support of the guaranty. The financial covenants include EBITDA and limitations on the amount of property, plant and equipment that can be purchased. On a daily basis, MPC often borrows the maximum amount available under the credit facility and we believe this trend will continue for the foreseeable future. As of March 27, 2006, MPC’s borrowings under the Wachovia facility were approximately $14.2 million, excluding $3.4 million of standby letters of credit issued as collateral against credit lines established with some of its vendors, with approximately $0.5 million of remaining credit available based on the borrowing base calculation.

In conjunction with the Wachovia facility, MPC is required to comply with certain financial covenants. MPC’s failure to comply with the covenants under the Wachovia facility constitutes an event of default and would entitle Wachovia to exercise several remedies, including increasing the interest rate, acceleration of MPC’s payment obligations, termination of Wachovia’s credit commitments and the exercise of Wachovia’s rights in the collateral as a secured creditor.

Page- 36 -

MPC was in violation of one of the covenants that requires maintenance of minimum EBITDA as of September 30, 2005 and again for the year-ended December 31, 2005. For the quarter ended September 30, 2005, we obtained a waiver from Wachovia for this non-compliance by paying a fee of $150,000. On March 24, 2006, we entered into an amendment to the Wachovia credit facility providing, among other things:

• A reduction in the maximum amount of the loan from $60 million to $25 million,
• An increase in the interest rate from prime plus 0.5% to prime plus 2.5%,
• A reduction in the amount which is loaned against inventory,
• Increasing the minimum liquidity from $1 million to $2.5 million,
• The term of the loan will expire on March 31, 2007, and
• Lower EBITDA requirement of ($3.25M) for the first quarter of 2006
• A waiver of the failure to meet the EBITDA covenant for the fourth quarter of 2005

Historically the loan balance under the Wachovia facility has exceeded $25 million as MPC gets to its second and third quarters on increased revenues. Unless we are able to obtain additional liquidity from other sources, the $25 million maximum loan amount under the amended Wachovia facility will not provide adequate borrowing availability and will have a material negative impact on our business and results of operations. We are currently seeking ways to increase available liquidity, including potential replacement of Wachovia with a new lender. We estimate that establishing a new credit facility would cost approximately $1.5 million including origination fees and early termination fees to Wachovia. Any new credit facility may be at higher interest rates than those currently paid to Wachovia. There can be no assurance that we will be successful in being able to replace or add to the revised Wachovia terms. We are unlikely to meet the second quarter of 2006 EBITDA covenant under the amended Wachovia facility. There can be no assurance that Wachovia will be willing to grant a waiver in the case of any future violation of the covenants under the credit facility.

We are actively exploring alternatives to increase our liquidity. As announced on September 13, 2005, we are seeking to raise additional funds for general corporate purposes, including the reduction of outstanding indebtedness, working capital, capital expenditures and potential acquisitions. While we have raised $12.6 million, prior to expenses and commission, through warrant exercises in December 2005 to February 2006, we need to raise additional funds to meet supplier payments and continued operating losses. We have not yet been successful in raising additional funds beyond the $12.6 million, and there can be no assurance that we will be able to secure alternate sources of financing. Even if we do obtain additional funding, the amount of such funding may not be sufficient to fully address all of our liquidity constraints. If we are unable to obtain additional liquidity from third party financing sources, it will be difficult or impossible for us to cure our liquidity needs and we may be forced to seek additional extension of credit terms with creditors and suppliers, which they may not be willing to provide. We may incur additional interest expenses or grant other concessions to suppliers in return for granting additional terms. Continuing liquidity constraints could negatively and materially impact our business and results of operations. In particular, our liquidity constraints could impact our ability to obtain components from suppliers, our ability to satisfy obligations to customers and to sell additional product to customers in the future, our ability to retain key employees and our ability to fund capital expenditures or execute our business strategies or could result in bankruptcy.

Under its prior ownership before the merger, MPC made several unsuccessful attempts to raise additional capital to address its liquidity needs. Subsequent to the merger, we have made several additional attempts to raise capital. Except for funds raised though the exercise of warrants in late 2005 and early 2006, these attempts have also been unsuccessful. We may not be successful in future attempts to raise additional capital. If we are not able to raise additional capital to address our liquidity needs, we will not be able to effectively operate the business and you could lose the entire value of your investment.

On March 28, 2006, we entered into an agreement with the Maxim Group, an investment bank, for Maxim to act as a placement agent in connection with a $25 million private placement of the Company’s stock. It is contemplated that the transaction will be an offering of convertible preferred stock as well as warrants. The proceeds will be for general corporate purposes including the payment of certain past due amounts owed to vendors. The agreement does not guaranty that Maxim will raise any amount and the deal terms may differ materially from those currently

Page- 37 -

contemplated. There is no commitment by Maxim to purchase any securities itself and there is no assurance that the transaction will be consummated.

Contractual Obligations

We are obligated to make future payments under various contracts, such as operating leases, royalty and licensing agreements and unconditional purchase obligations. The following represents our contractual commitments as of December 31, 2005 (in thousands):

Contractual Obligations and Commitments:
(In Thousands)
	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years

Operating leases	4,620	1,955	2,591	74	-
Royalty/licensing agreements (1)	2,801	2,797	4	-	-
Severance Agreements	195	180	15	-	-
Employment Agreements	2,280	1,520	760	-	-
Outstanding purchase orders (2)	33,921	33,921	-	-	-
Other Obligations	1,235	955	170	110	-

Total contractual cash obligations	$ 45,052	$ 41,328	$ 3,540	$ 184	$ -

(1)

MPC has royalty-bearing license agreements that allow it to sell certain hardware and software that is protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

(2)

Purchase orders represent orders placed to purchase goods or services that are generally enforceable unless modified or cancelled by us before fulfillment and which specify all significant terms, including: the quantity to be purchased, the price to be paid and the timing of the purchase.

Subsequent to the merger, the Board of Directors approved a Management Incentive Plan for certain key MPC and HyperSpace employees for the remaining six months of fiscal 2005. No amounts are accrued as of December 31, 2005 as no amounts were earned.

MPC currently leases approximately 340,700 square feet of office and manufacturing space at 906 E. Karcher Road, Nampa, Idaho, under a lease that expires May 31, 2008. We have a leased retail location nearby consisting of 5,000 square feet which expires on April 30, 2006. We lease approximately 13,320 square feet of office space in Waukesha, Wisconsin under a lease that expires June 1, 2006. We also lease other regional sales offices located in Cincinnati, Ohio (3014 square feet which expires March 31, 2006), and Oakbrook, Illinois (1579 square feet which expires January 31, 2008). Additionally, our corporate headquarters are located at 116 Inverness Drive East, Englewood, CO, consisting of 2,488 square feet under a lease that expires July 31, 2010.

In September 2005 we have entered into employment agreements with five of our key officers. The details of these are included in a Form 8-K filed with the SEC on September 30, 2005. These agreements bear standard employment terms and conditions. The employment agreements are effective through April 1, 2007 and automatically extend for additional one-year terms at the Company’s option. These agreements carry minimum annual base salaries of approximately $1.5 million. In addition, as part of the merger, the Company has an agreement with a former officer which has unpaid severance payments of approximately $195,000.

Page- 38 -

Item 7. FINANCIAL STATEMENTS

Reference is made to the Index to Financial Statements on page 44 for a listing of the Company’s financial statements and notes thereto.

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

We have performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures at HyperSpace (but not MPC), as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our Chief Executive Officer, President and Chief Financial Officer, concluded that the HyperSpace disclosure controls and procedures were effective as of the end of the period covered by this report. The HyperSpace changes in internal control over financial reporting during the year ending December 31, 2005 are centered around the change in HyperSpace’s business from being an operating company to that of a holding company with MPC being the only major business.

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

As described in the consolidated financial statements and management’s discussion and analysis above, HyperSpace recently acquired MPC. Management has excluded MPC from its assessment of its disclosure controls and procedures because of the recent acquisition. Pursuant to SEC rules, acquisitions may be excluded for up to one year from the date of closing of an acquisition.

Item 8B. OTHER INFORMATION

None

Page- 39 -

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information with respect to directors and executive officers of the registrant is incorporated by reference to the Company’s 2006 Proxy Statement.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The code of ethics is located on the Company’s Internet web site at http://www.ehyperspace.com/ Any amendments to or waivers from a provision of this code of ethics will be posted on the Company’s web site.

Item 10. EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated by reference to the Company’s 2006 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the Company’s 2006 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is incorporated by reference to the Company’s 2006 Proxy Statement.

ITEM 13. EXHIBITS

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (2)

3.2	Amended and Restated Bylaws of the Registrant (3)

4.1	Specimen common stock certificate (4)

4.2	Form of representatives’ option for purchase of units (5)

4.3	Form of Warrant Agreement (5)

Page- 40 -

4.4	Form of Warrant (6)

4.5	2001 Equity Incentive Plan (7)

4.6	2004 Equity Incentive Plan (8)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (11)

10.2	Form of Indemnity Agreement with each Director and certain Officers (11)

10.3*	Management Incentive Plan

10.4*	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005 (9)

10.6	Employment Agreement between HyperSpace Communications, Inc. and Michael S. Adkins dated as of September 28, 2005 (9)

10.7	Employment Agreement between HyperSpace Communications, Inc. and Mark A. Pougnet dated as of September 28, 2005 (9)

10.8	Employment Agreement between HyperSpace Communications, Inc. and Brian T. Hansen dated as of September 28, 2005 (9)

10.9	Employment Agreement between HyperSpace Communications, Inc. and Adam M. Lerner dated as of September 28, 2005 (9)

10.10	Consulting Agreement between HyperSpace Communications, Inc. and Angela Blatteis dated as of September 28, 2005 (9)

10.11

Loan and Security Agreement, dated July 8, 2005, by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) and Amendment No. 1, thereto (10)

10.12

Amendment No. 2 to Loan and Security Agreement, dated November 10, 2005 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) (12)

10.13

Amendment No. 3 to Loan and Security Agreement, dated March 24, 2006 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) (13)

Page- 41 -

10.14	Guarantee, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.15	General Security Agreement, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

21.1*	List of Subsidiaries

31.1*	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the President of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the President of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Page- 42 -

(6) Incorporated by reference to Exhibit No. 4.9 to Amendment No. 7 to the Registrant’s Registration
Statement on Form SB-2, filed with the Securities and Exchange Commission on September 24, 2004.

(7) Incorporated by reference to Exhibit No. 4.2 to Amendment No. 1 to the Registrants Registration
Statement on Form SB-2, filed with the Securities and Exchange Commission on July 25, 2005.

(8) Incorporated by reference to Exhibit Nos. 99.2, respectively, on Form S-8, filed with the Securities and
Exchange Commission on July 25, 2005.

(9) Incorporated by reference to Exhibit Nos. 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6, respectively, on Form 8-K, filed with the Securities and Exchange Commission on September 30, 2005.

(10) Incorporated by reference to Exhibit Nos. 99.2, 99.3 and 99.4, respectively, on Form 8-K, filed with the
Securities and Exchange Commission on July 29, 2005.

(11) Incorporated by reference to Exhibit 10.4 and 10.5 on Form 10-QSB filed with the Securities and
Exchange Commission on November 14, 2005.

(12) Incorporated by reference to Exhibit 10.15 on Form 10-QSB/A, filed with the Securities and Exchange
Commission on November 16, 2005.

(13) Incorporated by reference to Exhibit 99.1, on Form 8-K, filed with the Securities and Exchange
Commission on March 27, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is incorporated by reference to the Company’s 2006 Proxy Statement.

Page- 43 -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HyperSpace Communications, Inc.

Date: March 31, 2006	/s/ John P. Yeros
John P. Yeros
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer,	March 31, 2006
/s/ John P. Yeros	Chairman and Director
John P. Yeros	(Principal Executive Officer)

	Chief Financial Officer,		March 31, 2006
/s/ Mark A. Pougnet	Treasurer
Mark A. Pougnet	(Principal Financial Officer
and Accounting Officer)

/s/ Mike Adkins	President		March 31, 2006
Mike Adkins

/s/ David Young	Director		March 31, 2006
David Young

/s/ David E. Girard	Director		March 31, 2006
David E. Girard

/s/ Eric D. Murphy	Director		March 31, 2006
Eric D. Murphy

/s/ Kent Swanson	Director		March 31, 2006
Kent Swanson

Page- 44 -

Page- 45 -

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hyperspace Communications, Inc.

We have audited the accompanying consolidated balance sheets of Hyperspace Communications, Inc. and subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hyperspace Communications, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado

March 20, 2006

Page- 46 -

ITEM 1: FINANCIAL STATEMENTS

HYPERSPACE COMMUNICATIONS, INC.

Consolidated Balance Sheet

December 31,
2005
ASSETS
Current Assets
Cash and Cash Equivalents	$ 3,897,187
Accounts Receivable, net	$ 42,937,640
Inventories, net	$ 21,158,458
Prepaid Maintenance & Warranty Costs	$ 17,625,040
Other Current Assets	$ 1,233,547
Total Current Assets	$ 86,851,872

Non-Current Assets
Property & Equipment, net	$ 7,813,016
Goodwill	$ 23,427,115
Acquired Intangibles, Net	$ 33,017,820
Long-Term Portion of Prepaid Maintenance & Warranty Costs	$ 1,105,597
Other Assets	$ 1,027,394
Total Non-Current Assets	$ 66,390,942

TOTAL ASSETS	$ 153,242,814

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 40,749,148
Accrued Expenses	$ 11,217,098
Accrued Licenses & Royalties	$ 1,606,275
Current Portion of Accrued Warranties	$ 2,401,327
Current Portion of Deferred Revenue	$ 24,598,302
Current Portion of Notes Payable & Debt	$ 23,821,411
Total Current Liabilities	$ 104,393,561

Long Term Liabilities
Long term Portion of Notes Payable	$ 20,557
Non-Current Portion of Accrued Warranties	$ 2,372,848
Non-Current Portion of Deferred Revenue	$ 19,011,449
Total Long Term Liabilities	$ 21,404,854

TOTAL LIABILITIES	$ 125,798,415

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred Stock, no par value; 1,000,000 shares authorized; no shares issued and outstanding at 2005	$ -
Common Stock, no par value, 50,000,000 shares authorized; 10,859,575 shares issued and outstanding at 2005	$ 51,305,328
Accumulated Deficit	$ (23,860,929)
Total Shareholders' Equity	$ 27,444,399

TOTAL LIABILITIES AND EQUITY	$ 153,242,814

See accompanying notes to the consolidated financial statements.

Page- 47 -

HYPERSPACE COMMUNICATIONS, INC.

Statement of Operations for the Years Ended December 31, 2005 and 2004.

Year Ended
	2005	2004

Net Sales	$ 187,496,006	$ 457,850

Cost of Good Sold	$ 165,221,631	$ 285,957

Gross Margin	$ 22,274,375	$ 171,893

Operating Expenses
Research & Development	$ 2,378,163	$ 617,949
Selling, General & Administrative	$ 23,192,418	$ 2,187,270
Depreciation & Amortization	$ 2,866,330	$ 100,680
Total Operating Expenses	$ 28,436,911	$ 2,905,899

Operating Income (Loss)	$ (6,162,536)	$ (2,734,006)

Other (Income)/Expense
Interest Expense, net	$ 5,164,970	$ 822,748
Merger related Stock Compensation	$ 5,467,376	$ -
Other Expense	$ (54,059)	$ (435,900)
Total Other (Income)/Expense	$ 10,578,287	$ 386,848

Net Loss	$ (16,740,823)	$ (3,120,854)

Preferred Dividends	$ -	$ 72,489

Net Loss attributable to Common Shareholders	$ (16,740,823)	$ (3,193,343)

Basic and diluted weighted average Common
Shares outstanding	$ 5,493,567	$ 2,014,666

Basic and diluted loss per Common Share	$ (3.05)	$ (1.59)

See accompanying notes to the consolidated financial statements.

Page- 48 -

HYPERSPACE COMMUNICATIONS, INC.
Statement of Changes in Shareholders’ Equity (Deficit)
For the Years Ended December 31, 2005, 2004 and 2003.
						Total
	Common Stock		Preferred Stock		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity(Deficit)
Balance—December 31, 2003	1,378,541	$ 2,180,555	211,714	$ 926,250	$ (3,926,765)	$ (819,960)
Accretion of Series A preferred stock dividends					$ (72,489)	$ (72,489)
Common stock issued in conversion of notes	208,054	$ 728,202				$ 728,202
Common stock issued in conversion of notes	21,429	$ 75,000				$ 75,000
Conversion of all Preferred Stock and Accrued Dividends	241,827	$ 1,057,993	(221,714)	$(970,000)		$ 87,993
Conversion preference on convertible debt		$ 82,863				$ 82,863
Debt warrants issuance		$ 286,673				$ 286,673
Debt warrants issued to induce conversion and extend debt maturity		$ 76,456				$ 76,456
Exercise of Warrants	48,451	$ 164,813				$ 164,813
IPO Costs		$ (2,809,284)				$ (2,809,284)
IPO Proceeds	1,800,000	$ 9,900,000				$ 9,900,000
Options exercised	19,540	$ 62,500				$ 62,500
Preferred stock issued for cash		$ -	10,000	$ 43,750		$ 43,750
Reduction of conversion exercise price to induce conversion to equity and to extend debt maturity		$ 150,800				$ 150,800
Stock issued for deferred offering costs	1,786	$ 8,125				$ 8,125
Stock issued for services	12,801	$ 55,700				$ 55,700
Stock options issued for Services		$ 39,406				$ 39,406
Stock options issued to employees		$ 27,332				$ 27,332
Net Loss					$ (3,120,854)	$ (3,120,854)
Balance—December 31, 2004	3,732,429	$ 12,087,134	0	$ -	$ (7,120,108)	$ 4,967,026
Common stock issued for exercise of stock options	94,456	$ 583,389				$ 583,389
Common stock issued for exercise of warrants	14,626	$ 52,785				$ 52,785
Common stock issued as consideration for MPC merger	3,670,716	$ 19,313,273				$ 19,313,273
Common stock issued for conversion of notes and interest	186,348	$ 782,451				$ 782,451
Common stock issued in warrant exchange	3,161,000	$ 9,034,800				$ 9,034,800
Valuation of warrant exchange	-	$ 3,244,640				$ 3,244,640
Stock compensation expense on RSU’s issued in merger	-	$ 6,206,856				$ 6,206,856
Net Loss					$ (16,740,821)	$ (16,740,821)
Balance - December 31, 2005	10,859,575	$ 51,305,328	-	$ -	$ (23,860,929)	$ 27,444,399

Page- 49 -

HYPERSPACE COMMUNICATIONS, INC.

Consolidated Statement of Cash Flows For The Years Ended December 31, 2005 and 2004.

	2005	2004
OPERATING ACTIVITIES
Net Loss	$ (16,740,823)	$(3,120,854)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	$ 1,321,536	$ 69,150
Amortization/impairment of capitalized software and intangibles	$ 1,600,750	$ 153,495
Settlement of liability for reduced amount	$ -	$ (440,999)
Employee stock compensation on issuance and exercise of stock options	$ 281,811	$ 27,332
Merger related stock compensation expense	$ 5,392,453	$ -
Cashless exercise of warrants	$ 52,785	$ -
Valuation of warrant exchange	$ 3,244,640	$ -
Warrants issued for debt issue costs and interest	$ -	$ 242,429
Conversion preference with debt and accretion of debt issue costs	$ -	$ 111,440
Stock issued to employees and for services	$ -	$ 95,106
Reduction of conversion price on debt and warrants issued to induce conversion and maturity extension on convertible debt	$ -	$ 227,254
Accrued interest included in notes payable	$ 7,756	$ 62,974
Provision for Bad Debt	$ (176,281)	$ -
Changes in Assets and Liabilities
Accounts Receivable	$ (3,329,247)	$ 132,915
Inventory	$ 10,372,791	$ -
Prepaid Maintenance & Warranties	$ 4,079,650	$ -
Other Current Assets	$ 37,062	$ (92,821)
Accounts Payable and Accrued Liabilities	$ (9,192,744)	$ 4,908
Accrued Royalties	$ (296,712)	$ -
Accrued Warranties	$ (1,211,425)	$ -
Deferred Revenue	$ (3,271,449)	$ 30,073)
Net Cash Used in Operating Activities	$ (7,827,447)	$(2,557,744)

INVESTING ACTIVITIES
Purchase of Property and Equipment	$ (53,856)	$ (52,126)
MPC Acquisition Costs, net of cash acquired	$ 564,343	$ -
Net Cash From Investing Activities	$ 510,487	$ (52,126)

FINANCING ACTIVITIES
Net Proceeds from Notes Payable and Capital Leases	$ 12,883	$ 1,650,000
Net activity on Line of Credit	$ (3,387,235)	$ (95,500)
Payment of Note Payable	$ (295,142)	$ (468,228)
Payments on Capital Leases	$ (105,152)	$ -
Net Proceeds from the Issuance of Common Stock	$ -	$ 227,314
Net Proceeds from the Issuance of Preferred Stock	$ -	$ 43,750
Net Proceeds from the exercise of stock options	$ 76,150	$ -
Net Proceeds from the exercise of Warrants	$ 9,034,800	$ -
Net Proceeds from the IPO	$ -	$ 9,900,000
Payment of Offering Costs	$ 2,362	$(2,756,914)
RCI Settlement	$ -	$ (42,500)
Net cash provided by financing activities	$ 5,338,666	$ 8,457,922

Net cash increase (decrease) for period	$ (1,978,294)	$ 5,848,052

Cash at beginning of period	$ 5,875,481	$ 27,429

Cash at end of period	$ 3,897,187	$ 5,875,481

Page- 50 -

Statements of Cash Flows

Supplemental disclosure of cash flow information:

Cash paid for interest for the years ended December 31, 2005 and 2004 was $1,852,146 and $199,750, respectively.

No cash was paid for income taxes for the years ended December 31, 2005 and 2004.

Supplemental disclosure of non-cash activity:

During the year ended December 31, 2005, $11,764,645 of common stock and $7,240,516 of warrants to purchase common stock were issued as consideration for the acquisition of MPC.

Note 5 in the financial statements provides information on the assets acquired and liabilities assumed in the acquisition of MPC.

During the year ended December 31, 2005, $308,113 of warrants to purchase common stock were issued to investment bankers in conjunction with the acquisition of MPC.

During the years ended December 31, 2005 and 2004, $757,951 and $728,202 of notes payable was converted to common stock, at an average of $4.23 per share in 2005 and $3.50 per share in 2004.

During the year ended December 31, 2005, the Company funded $550,000 in acquisition-related investment banking costs through the issuance of one-year convertible promissory notes.

During the year ended December 31, 2005, the Company funded $1,323,427 in acquisition costs through the use of accounts payable.

During the year ended December 31, 2005, the Company incurred $1,037,467 of acquisition costs resulting from the accelerated vesting of restricted stock units for employees terminated as the result of restructuring subsequent to completion of the merger.

During the years ended December 31, 2005 and 2004, the Company issued $636,174 and $8,125 of common stock, respectively, in exchange for deferred offering costs/cashless exercise of options and warrants.

During the year ended December 31, 2004, the Company accrued dividends on Series A preferred stock in the amount of $72,489.

During the years ended December 31, 2005 and 2004, the Company converted $24,500 and $75,000 respectively, of related party notes payable to common stock at $3.50 per share.

During the year ended December 2004, the Company converted

$970,000 of preferred stock and $87,992 of preferred dividends to common stock.

See accompanying notes to the consolidated financial statements.

Page- 51 -

HYPERSPACE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Note 1—Description of Business and Basis of Presentation

We formed in 2001 as a Colorado-based software company and completed an initial public offering in October 2004. In July 2005, we acquired MPC Computers, LLC, or MPC, which is now our wholly owned subsidiary. As a result of the MPC acquisition, the size and nature of our business has changed significantly from the time of our initial public offering.

Following the MPC acquisition, we completed a strategic planning process in which we identified a new direction for the company. Our vision is to become an enterprise IT hardware business providing products and services to customers in mid-sized businesses, government agencies and education.

In addition to re-positioning the company around servers and storage, we have decided to launch a new contract manufacturing business to utilize excess capacity in our manufacturing facility. This new subsidiary, called DirectCM (“DCM”), will provide custom manufacturing services for PC desktops, notebooks and servers to regional original equipment manufacturers (OEMs), systems integrators, and value-added resellers (VARs). We will leverage our manufacturing facility and supply chain expertise to provide economies of scale along with customized solutions to partners in the PC industry

Today, our primary business is providing PC-based products and services to mid-sized businesses, government agencies and education organizations. We manufacture and market ClientPro® desktop PCs, TransPort® notebook PCs, NetFRAME® servers and DataFRAME™ storage products. We also provide hardware-related support services such as installation, technical support, parts replacement, and recycling. In addition to PCs, servers, and storage products, we also fulfill our customers’ requirements for third party products, including peripherals and software.

Prior to our acquisition of MPC, our primary products consisted of our HyperWeb™ and HyperTunnel™ software. These software products address real-time application acceleration over wired and wireless networks. Despite investments before and after our initial public offering, our software products have not been commercially successful. MPC has also attempted to sell these software products, but there have not been any significant sales to date. In November 2005, we decided to suspend further R&D expenditures on these software products, and we do not expect significant sales of these products in the future.

These consolidated financial statements consolidate the accounts of GTG Holdings and its wholly owned subsidiaries (including MPC) effective July 25, 2005, the date of acquisition by the Company. References to a fiscal year refer to the calendar year in which such fiscal year commences. MPC’s fiscal year ends on the Saturday closest to December 31. MPC’s floating fiscal year-end typically results in a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 53-week fiscal year. References to three-month periods, or fiscal quarters, refer to the 13 weeks ended on the date indicated. MPC’s year ended on December 31, 2005.

Note 2—Going Concern

The accompanying consolidated financial statements have been prepared on a going- concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. Although the Company and MPC have reported financial losses in recent fiscal periods, as well as experienced significant liquidity constraints, management believes that it has certain plans to attract new financing into the Company. However, such plans are in the early stages and may not be completed as planned or at all. As discussed in footnote 13, the Company has entered into an agreement with an investment bank to lead a private placement of the Company’s securities with gross proceeds of up to $25 million. The agreement does not guaranty that the private placement will be successful and the investment bank does commit to purchase any securities.

In addition, management believes that certain convertible debt holders may be willing to convert debt to equity. Certain suppliers/vendors may also be willing to continue to defer payment terms until the Company completes a

Page- 52 -

financing although the Company has no formal agreements in place to this effect. Management also believes that the reduction in overhead expenses in 2005, the plans to improve gross margins in 2006, and the launch of its DCM division give it a reasonable chance to fund operations through December 31, 2006.

Absent completion of the financing in the near term, and increasing the line of credit above the revised $25 million level set by Wachovia, the Company is solely dependent on continued vendor/creditor extended payment terms and other concessions to fund operations through December 31, 2006. There is no guaranty that vendor/creditors will continue to do so.

In addition the Company and MPC have plans to reach profitability. Accordingly, no adjustments have been made to the financial statements to reflect liquidation values as a result of the going-concern uncertainty. However, there is no assurance that the Company will be able to reach profitability.

Note 3—Summary of Significant Accounting Policies and Use of Estimates

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

Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions at the time of preparing the consolidated financial statements. These estimates are highly subjective in nature and involve judgments that affect the reported amounts of assets and liabilities. The amounts it will ultimately incur or recover could differ materially from the current estimates based on information not known or not considered significant at the time of preparing such financial statements. Our significant estimates include the collectibility of receivables and corresponding allowance for doubtful accounts, the reserve needed for possible future returns and discounts, the carrying value and usefulness of inventory and the related inventory reserves, long-lived asset useful lives and impairment, the timing and amount of future warranty and other product obligation expenses, the recognition of warranty revenue and the cost and settlement of current litigation or items in dispute.

Revenue Recognition: We recognize revenue on hardware and peripherals, net of an allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. For FOB destination agreements, which include all sales to the US Federal Government and some sales to State, Local and Education customers, the Company also defers the cost of product revenue for in-transit shipments until the goods are delivered and revenue is recognized. In-transit product shipments to customers are included in inventory.

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

Page- 53 -

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

If a license agreement provides acceptance provisions that grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications, the Company defers revenue recognition until acceptance by the customer or lapse of the acceptance period. Typically, the software licenses sold by the Company do not include significant post-delivery obligations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. Such cash equivalents often exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings. All bank depository accounts including lock boxes, maintained for receipt of customer payments, are under the control of Wachovia and are swept on a daily basis to reduce the outstanding amount on the line of credit.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, restricted cash and trade accounts receivable. The Company invests its cash in credit instruments of highly rated financial institutions and performs periodic evaluations of the credit standing of these financial institutions. As of December 31, 2005, and periodically throughout the reported years, the Company has maintained balances in operating accounts in excess of the US Federal Deposit Insurance Corporation (FDIC) insured $100,000 limit. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk related to cash.

MPC relies, to a certain extent, on Wachovia to assist in financing operations. The reliance on a single lender involves several risks, including the possibility of the lender calling the outstanding debt balance if the Company is unable to obtain a waiver in the event of violations of its debt covenants, and the risk of limiting its ability to obtain financing from other lenders. As of September 30 and December 31, 2005, the Company was in violation of its quarterly EBITDA amount. The company has obtained waivers for each of these violations.

Allowance for Doubtful Accounts: The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at an estimated realizable value. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors including historical bad debt experience, the general economic environment, and the aging of its receivables. A considerable amount of judgment is required when assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. The Company does not reserve for any receivables from the US Government due to the fact that we have never had an uncollectible account in that regard. The Company’s allowance for doubtful accounts totaled $1.9 million as of December 31, 2005.

Inventory and Inventory Reserves: Inventory balances are stated at the lower of cost or market, with cost being determined on an average cost basis approximating first in first out (FIFO). MPC regularly evaluates the realizability of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. If circumstances related to MPC’s inventories change, MPC’s estimates of the realizability of inventory could materially change. At December 31,

Page- 54 -

2005, MPC’s inventory valuation allowance totaled $9 million and is recorded as a reduction of inventory on MPC’s consolidated financial statements. Inventory balances, net of valuation allowances, at December 31, 2005 are:

December 31,
2005

Raw Materials	$ 13,610,813
Work in Process	210,666
Finished Goods	7,336,979

Total Inventory	$ 21,158,458

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

The Company amortizes capitalized software development costs over the estimated useful life of the software, which is usually 3 to 5 years. All of the HyperSpace software has been fully amortized or impaired as of December 31, 2005 and accordingly has a zero value on the financial statements as of December 31, 2005.

Goodwill. The Company accounts for Goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant.

Goodwill represents the excess of the purchase consideration over the fair value of assets acquired less liabilities assumed in a business acquisition. The Company’s acquisition of MPC gave rise to Goodwill. The Company engaged an independent third party valuation expert to express an opinion on the fair value of the identifiable intangible and tangible assets of MPC as of acquisition date. Based on this valuation, the Company established the carrying amount of goodwill. The Company conducts goodwill impairment tests quarterly to determine if impairment indicators arise.

Acquired Intangibles, Net.  Other intangible assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that intangible assets with estimable useful lives be amortized over

Page- 55 -

their estimated useful lives, and be reviewed for impairment at least annually or when changes in circumstances indicate that their carrying amounts are in excess of their estimated fair value. Acquired intangibles are amortized over their estimated useful lives ranging from 4 to 20 years.

Future Amortization of Intangibles (In Thousands)
In 1 year	2-3 Years	4-5 Years	More than 5 Years
$ 5,060	$ 9,296	$ 6,470	$ 12,192

Long-Lived Assets.  Equipment and software are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives, primarily three to five years. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term. Equipment held for lease is depreciated over the initial term of the lease to the equipment’s estimated residual value.

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

Product and Process Technology: Costs related to the conceptual formulation and design of products and processes are expensed as incurred as research and development. Costs incurred to establish patents and acquire product and process technology are capitalized. There were no such costs capitalized as of December 31, 2005. Capitalized costs

Page- 56 -

are amortized using the straight-line method over the shorter of the estimated useful life of the technology, the patent term, or the agreement, ranging up to ten years.

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

Advertising: Advertising costs, which are included in sales, general and administrative expense, are expensed as incurred. The company incurred approximately $383,000 in net advertising in fiscal 2005 and approximately $176,000 in fiscal 2004.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from capitalized software, deferred revenue and property and equipment.

Stock-Based Compensation – Stock Options

The Company has determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and will make pro forma disclosures required under SFAS No. 123,”Accounting for Stock-Based Compensation.” SFAS No. 123 permits the use of either a fair value based method of the method defined in APB No. 25 to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB No. 25 are required to disclose the pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method.

Year Ended
December 31,
	2005	2004
Net loss available to common shareholders—as reported	$ (16,740,823)	$ (3,193,343)
Add: stock-based employee compensation included in net income	$ 5,749,187	$ 27,332
Deduct: total stock-based employee compensation expense determined under fair market value method for an award	$ (208,679)	$ (349,582)
Net loss available to common shareholders—pro forma	$ (11,200,315)	$ (3,515,593)
Basic loss per common share—as reported	$ (3.05)	$ (1.59)
Basic loss per common share—pro forma	$ (2.04)	$ (1.75)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. All options are granted at fair market value on the date of the grant. No options have been re-priced or had their maturities extended during the year ended December 31, 2005. In terms of the provisions of our Incentive Option Plans, employees, with vested options, who leave the employment of the Company, are required to exercise or forfeit their options within 90 days after leaving employment regardless of the exercise period of the initial grant.

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

Page- 57 -

2005. All of these options would have vested within the next 12 months. Typically stock options granted vest equally over a three-year period.

The following table provides the weighted-average assumptions used at December 31, 2005 and 2004 for all Black-Scholes calculations in the financial statements:

	December 31,
	2005	2004

Approximate risk free rate	4.5%	3.59%
Average expected life	10 years	10 years
Dividend yield	—%	—%
Volatility	25%	25%

Stock Based Compensation – Restricted Stock Units

Prior to the merger, designated MPC officers and key employees had been granted rights to receive a portion of the proceeds of certain liquidity events. The merger with HyperSpace qualified as such an event. As a result, MPC officers and key employees were contractually entitled to 15% of the total consideration payable in the merger in full satisfaction of all obligations under the plan established by its prior owner. As part of the merger agreement and pursuant to agreements signed with these MPC officers and key employees, and as part of an incentive and ongoing retention plan, HyperSpace assumed the responsibility for issuing 1,223,882 restricted stock units after the consummation of the merger which will vest periodically over the subsequent twelve months. Any MPC personnel who receive restricted stock units, and who leave the Company voluntarily or for cause after the merger and before these stock and option awards vest, will forfeit such awards. As these stock awards are made, after the consummation of the merger, the Company records a non-cash compensation expense as these restricted stock units vest.

Basic Loss Per Share: The Company applies the provisions of SFAS No. 128, “Earnings Per Share”. For the year ended December 31, 2005 and 2004, total stock options, stock warrants and convertible debt of 8,599,857 and 4,923,251, respectively were not included in the computation of loss per share because their effect was antidilutive; however, if the Company were to achieve profitable operations in the future, they could potentially dilute such earnings. The Company’s basic and diluted loss per share is equivalent and accordingly, only basic loss per share has been presented.

Segment Data: The Company reports segment data based on the internal reporting that is used by senior management for making operating decisions and assessing performance. This meets the criteria of SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

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

Page- 58 -

As of December 31, 2005, the Company has no unvested stock options and does not intend to use stock options as a compensation tool in the future. Effective with the completion of the merger, the Company’s Compensation Committee has determined that Restricted Stock Units are the form of stock compensation that it will use for employees. Accordingly, SFAS 123R is unlikely to have any impact on the Company. As discussed in the financial statements, the Company does take a charge to its Statement of Operations for the fair value of Restricted Stock Units issued on the dates the awards vest.

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

In June 2005, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements” to provide additional guidance with regard to the application of lease term under Paragraph 9 of FASB Statement No. 13, Accounting for Leases, which indicates that for the purposes of lease classification, a lease term cannot be changed unless either: (a)modifications of lease provisions result in the lease being considered a new agreement or (b) extension or renewal beyond the existing lease term occurs. The consensus position reached was that an amortization period for a leasehold improvement would be based on the shorter of asset life or lease term, including renewals that are reasonably assured. Management currently believes that adoption of the provisions of this EITF will not have a material impact on HyperSpace’s consolidated financial statements.

Page- 59 -

Note 4 – Property and Equipment

Property and equipment consist of the following:

December 31,
2005
Computer Equipment	$ 1,089,117
Leasehold Improvements	$ 184,050
Production Machinery and Equipment	$ 5,275,500
Office Equipment	$ 1,011,490
Software	$ 1,875,851
$ 9,436,008
Less Accumulated Depreciation	$ (1,622,992)
$ 7,813,016

Note 5—Notes Payable and Debt

December 31,
2005

Line of Credit	$ 22,570,897
Debt Incurred in Merger	561,979
Convertible Bridge Loans	347,619
Other Debt	361,473
Total Notes Payable and Debt	$ 23,841,968
Long-term Portion	20,557
Current Portion of Notes Payable and Debt	$ 23,821,411

All amounts are inclusive of accrued interest.

Line of credit: In July 2005, MPC replaced its credit facility with a three-year facility provided by Wachovia Capital Finance Corporation (Western). On March 24, 2006, MPC entered into an amendment to this facility which provides for borrowings totaling $25 million. The maximum borrowings under the revolving line of credit are subject to a borrowing base calculated primarily on eligible receivables and inventory. The interest rate on the line of credit is prime rate plus 2.5%. Under the credit facility, MPC is subject to certain financial and other covenants including EBITDA and limitations on the amount of property, plant and equipment that can be purchased. As of December 31, 2005, MPC was in violation of its EBITDA covenant for the fourth quarter but has obtained a waiver for such violation.

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

Page- 60 -

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

In connection with the above two sections: Warrants and convertible debt issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force (EITF) Issue 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 describes which derivatives should be classified as either equity or liability. If the derivative is determined to be a liability, the liability is fair valued each reporting period with the changes recorded to the consolidated balance sheet and consolidated statement of operations. In regards to the convertible debt the Company has reviewed the requirements of EITF 00-19 and has determined that the embedded conversion option would qualify as equity under EITF 00-19 and would not be subject to bifurcation from the host instrument.

Founder’s Note: With respect to the Note Payable to Founder, the Founder converted $24,500, the final amount outstanding on the note, during the year ended December 31, 2005. The amount was converted at a price of $3.50 per share.

The following represents our debt commitments as of December 31, 2005:

	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years

Line of Credit	$ 22,570,897	$ 22,570,897	$ -	$ -	$ -
Debt Incurred in Merger	561,979	561,979	-	-	-
Convertible Bridge Loans	347,619	347,619	-	-	-
Other Debt	361,473	340,916	20,557	-	-
Total Notes Payable and Debt	$ 25,841,968	$ 23,821,411	$ 20,557	$ -	$ -

Page- 61 -

Note 6 – Shareholder’s Equity

2005 Stock Issuances

In 2005, the Company had the following issuances of Common Stock:

Stock Issuance	# Shares	$ Amount

Common Stock Issued as consideration for MPC Merger	3,670,716	$ 19,313,273
Common Stock issued for exercise of warrants for cash	3,161,000	$ 9,034,800
Common Stock issued for conversion of notes payable and interest	186,348	$ 782,451
Common Stock issued for exercise of stock options (cashless)	94,456	$ 583,389
Common Stock issued for exercise of warrants (cashless)	14,626	$ 52,785
Valuation of warrant exchange	-	$ 3,244,640
Stock Compensation Expense on RSU’s issued in merger	-	$ 6,206,856

Total 2005 Stock Issuances	7,127,146	$ 39,218,194

As described in footnote 13, the company issued additional shares of common stock after year-end relating to additional exercises warrants for cash.

Stock Options and Restricted Stock Units

In September 2001, the Company established an Incentive Plan Stock Option Plan (“2001 Plan”) under which stock options were granted with vesting periods ranging from one to two years with terms of not more than 10 years and exercise prices equal to the fair market value of the stock at date of grant. A total of 1,428,571 shares of common stock were authorized for issuance under this plan. In July 2004, the Company’s Board and shareholders voted to provide that not more than 871,619 options be issued under the 2001 plan and also voted to create the 2004 Equity Incentive Plan (“2004 Plan”) which reserved an additional 700,000 shares of common stock for issuance as options or restricted stock. In 2005, the Company’s Board and shareholders voted to increase the shares available for issuance under the 2004 plan to 5,000,000 shares.

The following table presents the activity for stock options outstanding under the 2001 and 2004 Plans:

				Weighted
	Employee	Employee Non-	Third Party	Average
	Incentive Stock	Qualified Stock	Consultant	Exercise
	Options	Options	Options	Price

Outstanding - December 31, 2003	349,106	154,999	119,679	$ 3.50
Granted	93,143	90,429	47,263	$ 4.41
Forfeited/Cancelled	(43,570)	(85,000)	(8,300)	$ 3.50
Exercised	(7,143)	-	(39,285)	$ 3.50
Outstanding - December 31, 2004	391,536	160,428	119,357	$ 3.82
Granted	100,000	100,000	-	$ 2.82
Forfeited/Cancelled	(6,250)	(25,000)	(27,641)	$ 3.38
Exercised	(145,713)	(27,500)	(26,215)	$ 3.86
Outstanding - December 31, 2005	339,573	207,928	65,501	$ 3.53

Page- 62 -

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price	Life	Number	Price

At December 31, 2004
$2.42 to $3.50	480,357	$ 3.48	5.72	386,071	$ 3.50
$3.85 to $5.50	190,964	$ 4.66	7.13	36,606	$ 5.02
	671,321	$ 3.82	6.12	422,677	$ 3.63

At December 31, 2005
$2.42 to $3.50	508,430	$ 3.19	6.84	508,430	$ 3.19
$3.85 to $6.26	104,572	$ 5.08	5.03	104,572	$ 5.08
	613,002	$ 3.51	6.53	613,002	$ 3.51

During the year ended December 31, 2005, the Company reinstated 12,500 stock options at an average exercise price of $3.60 for a third party consultant whose options previously were considered expired as of December 31, 2003. The options were granted under the 2001 Plan and were erroneously considered expired 30 days from the end of the consulting agreement or September 30, 2003 due to terms in the consulting agreement. Since the consulting agreement called for a three-year expiration period, the Company has corrected this error and restated the options outstanding at December 31, 2003.

The following table presents the activity for restricted stock units outstanding under the 2004 Plan:

	# of Restricted	Weighted
	Stock Units	Average
	Granted	Stock Price

Outstanding - December 31, 2004	-	$ -
Granted	1,309,806	$ 6.15
Forfeited/Cancelled	(4,516)	$ 6.11
Exercised	-	$ -
Outstanding - December 31, 2005	1,305,290	$ 6.15

Warrants – Common Stock

During 2005, the Company issued 4,268,276 warrants at an exercise price of $3.00 and 1,280,482 warrants at an exercise price of $5.50 as consideration for the acquisition of MPC. Additionally, the Company issued 300,000 warrants at an exercise price of $3.00 to two investment banking firms for work performed in connection with the merger. During December 2005, the Company also exchanged an aggregate of 3,161,000 warrants with a $3.00 exercise price for 1,053,667 warrants with a $5.50 exercise price to holders of certain HyperSpace warrants issued in connection with the merger. As discussed in footnote 13, the Company exchanged and issued additional warrants after year-end.

Page- 63 -

The Company used the Black-Scholes method to compute the value of the warrants issued in 2005. For the 1,053,667 warrants issued in connection with the warrant exchange, the Company incurred interest expense of $3,244,640.

The following table presents the activity for warrants outstanding on our Common Stock:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Outstanding December 31, 2003	89,929	$ 3.73
Issued	361,286	$ 5.04
Issued as part of the IPO	3,600,000	$ 5.50
Forfeited/Cancelled	-
Exercised	(61,607)	$ 3.81
Outstanding December 31, 2004	3,989,608	$ 5.44
Issued	6,902,424	$ 3.85
Forfeited/Cancelled	(357)	$ 4.38
Exercised	(3,191,466)	$ 3.01
Outstanding December 31, 2005	7,700,209	$ 5.02

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of 6.63 years as of December 31, 2005.

Warrants - Units

As part of our IPO, we issued 90,000 warrants to purchase units (one share and two ordinary share warrants) to underwriters. Such warrants are exercisable at 154% of the IPO price of the units, i.e. at $9.08 per unit. The underwriters must also pay $0.001 per unit for the warrants. These warrants are exercisable for four years from October 1, 2005. These warrants on units are not included in the above table.

Note 7 – Acquisition of MPC

In July 2005, the Company acquired MPC which achieved the Company’s objective to acquire a business the Company believed would help in adding technological value, expanding geographical reach, and realizing additional sales. Goodwill of $23.4 million has arisen as a result of this transaction based on the excess of the purchase price over the fair value ascribed to MPC’s customer relationships, trade names and the revaluation of certain property, plant and equipment less the liabilities assumed in the acquisition. There was no purchased research and development due to its non-proprietary nature. The consideration for the MPC acquisition consisted of the issuance of stock and warrants valued at approximately $24.5 million including transaction costs. The purchase price calculation is as follows:

Page- 64 -

In Thousands
Except Per Share
Shares of HCO Common Stock	3,671
Price of HCO Common Stock	$ 3.21
Value of Common Stock Issued	$ 11,765
Fair Value of Warrants Issued	$ 7,241
Plus: HCO and MPC Merger Costs	$ 5,494
Total Purchase Price	$ 24,500

The acquisition of MPC has been accounted for as a business combination with HyperSpace being the acquirer under SFAS No. 141, “Business Combinations”. The results of MPC have been included with HyperSpace’s since acquisition. Assets acquired and liabilities assumed will be recorded in the Company’s fiscal 2005 consolidated balance sheet at their estimated fair values as of July 25, 2005. An allocation of purchase price to the assets acquired and liabilities assumed at the date of acquisition is presented in the table below. The allocation of the purchase price to tangible and intangible assets is based upon management’s estimates and assumptions as well as an independent third party valuation expert. The purchase price allocation has been adjusted by a net $1.4 million since September 30, 2005, as a result of decreased liabilities from those estimated at the time the transaction closed. This allocation may be subject to further adjustments arising from working capital adjustments and the finalization of actions to be taken and charges associated with the integration of HyperSpace and MPC.

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

The total purchase price has been allocated as follows (in thousands):

Current Assets	$ 96,054
Goodwill	23,427
Acquired Intangibles	34,320
Property and Equipment	8,970
Other Assets	2,493

Total Assets Acquired	165,264

Current Liabilities	(97,154)
Current Debt	(24,580)
Long-term Debt	(2,114)
Long-Term Liabilities	(16,916)

Total Purchase Price	$ 24,500

Page- 65 -

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

The merger costs include investment-banking expenses, legal and accounting fees, printing expenses and other merger related costs. Included in these deal costs is the fair value of warrants issued to certain investment bankers in the amount of $308,000. This amount was determined using the Black-Scholes pricing model using the same assumptions as discussed above. In addition, merger costs include approximately $545,000 in severance expenses paid to former MPC employees who have left the Company subsequent to the merger. These costs also include approximately $1 million in stock compensation costs associated with the accelerated vesting of RSU’s to these former employees.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of HyperSpace and MPC, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the year.

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Revenues	$ 366,603,026	$ 428,474,293
Cost of Goods Sold	324,898,084	371,674,136
Gross Margin	41,704,942	56,800,157
Operating Expenses	58,333,941	63,297,732
Operating Income (Loss)	(16,628,999)	(6,497,575)
Non-Operating (Income)/Expense	11,869,481	2,799,087
Preferred Dividends	-	72,489
Net Income (Loss)	$ (28,498,480)	$ (9,369,151)
Basic and Diluted Income (Loss) per share	$ (3.77)	$ (1.79)

Page- 66 -

Note 8 Accrued Warranty

The Company accrues for warranty liabilities at the time of the sale for estimated costs that may be incurred under its basic limited warranty. Changes in the Company’s aggregate accrued warranty are presented in the following table (in thousands):

Year Ended
December 31,
2005

Accrued warranties at the beginning of the period	$ 8,135
Cost accrued for new warranties	1,183
Service obligation honored	(4660)
Accretion of interest under purchase accounting	116

Accrued Warranties at the end of the period	$ 4,774

Note 9—Related Party Transactions

The Company’s policies prohibit loans to Directors, Officers and Employees. There were no such loans outstanding at any time during the year ended December 31, 2005.

The Company had a loan outstanding from its founder that arose prior to its IPO and this loan was paid in full as of December 31, 2005.

On September 28, 2005 the Company entered into a one-year consulting agreement with one of its directors to provide merger and acquisition consulting services to the company. The base fee is $10,000 per month and there is a success fee of $100,000 and certain stock awards in the event of a consummated acquisition by the Company. This director has recently resigned. This director was also affiliated with Gores Technology Group, the former owner of MPC. The Board of Directors has determined that this agreement is on an arms-length basis.

Note 10—Income Taxes

Through 2005, the Company generated losses for both financial reporting and tax purposes. As a result, for income tax return reporting purposes, the Company may utilize approximately $13.1 million of net operating loss carryforwards, which begin to expire in 2022 and are available as late as 2025. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. In July 2005, an independent tax services firm conducted a limited analysis of the availability of the net operating loss carryforwards and determined the estimated Section 382 annual limitations resulting from ownership changes in 2004 and 2005. Barring any change in facts and circumstances or any significant change in ownership or tax laws, we will be able to utilize $967,408, of net operating losses annually for losses generated prior to the ownership change on September 30, 2004 and $998,155 annually for losses generated by the Company from the post-IPO date to the merger with MPC Computers.

The Company has determined that $9.1 million and $2.4 million of deferred tax assets as of December 31, 2005 and 2004, respectively, did not satisfy the realization criteria under accounting principles generally accepted in the United States of America as set forth in SFAS 109, primarily due to the Company’s history of operating losses. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax assets. Should

Page- 67 -

management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reversed to the extent of such realizability. The reversal of the valuation allowance, if any, would be recognized as deferred income tax benefit, excluding the reversal of non-qualified stock-based compensation, which will be recognized as an increase to Additional Paid-in Capital.

The significant components of the net deferred tax asset at December 31, 2005 and 2004 consists of the following:

	Net Balance at	Net Balance at
	31-Dec-05	31-Dec-04
Deferred Tax Assets:
Non-Current:
Stock based compensation	2,206,631	8,813
Accrued Expenses	724,652	0
Property Plant and Equipment	0	59,532
Deferred Revenue	9,421,714	0
Litigation Reserve	0	0
Other	56	56
Valuation Allowance	(562,518)	(64,061)

Current:
Allowance for Doubtful Accounts and Returns	925,933	0
Capitalized Inventory	162,995	0
Inventory Reserves	1,721,419	0
Accrued Expenses	236,250	25,547
Litigation Reserve	152,162	0
Net Operating Loss	5,340,215	2,306,824
Valuation Allowance	(8,538,974)	(2,332,371)
Total Net Deferred Tax Assets	11,790,535	4,340

Deferred Tax Liabilities:
Property Plant and Equipment	(2,389,627)	0
Intangible Assets	(9,396,640)	0
Other	(4,268)	(4,340)
Total Deferred Tax Liabilities	(11,790,535)	(4,340)

Net Deferred Tax Asset & Liabilities	0	0

Income tax expenses differed from the amounts computed by applying the U.S. Federal and State income tax rates to loss before income taxes as a result of the following:

Page- 68 -

	2005		2004

Rate Reconciliation:

Book Income Before Taxes	(16,740,821)		(3,193,341)

Federal Tax	(5,691,879)	-34.00%	(1,085,736)	-34.00%
State Taxes	(692,945)	-4.14%	(97,589)	-3.06%
Change in Valuation Allowance	5,110,201	30.53%	1,076,665	33.72%
Other Permanent Items	-	0.00%	26,862	0.84%
True-up NOL for Permanent Items	-	0.00%	(23,480)	-0.74%
Meals & Entertainment	65,128	0.39%	3,172	0.10%
Fines & Penalties	6,926	0.04%	-	0.00%
ISO - Disqualifying Dispositions	-	0.00%	6,040	0.19%
Nondeductible Interest	1,202,569	7.18%	94,060	2.95%

Income Tax Benefit	-	0.00%	(6)	0.00%

Note 11—Segment Information

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

Sales and Operating Income (Loss) by Market Segment

For the Year Ended December 31,
	2005	2005	2004	2004
	Net	Operating	Net	Operating
	Sales	Inc(Loss)	Sales	Inc(Loss)

US Federal Government	$ 158,825,338	$ (9,739,129)	$ 213,621,150	$ (6,073,802)

SLE	$ 90,809,312	$ (5,088,342)	$ 101,363,291	$ (3,004,251)

Mid-sized Business	$ 116,968,376	$ (1,801,527)	$ 113,489,852	$ 2,580,479

Total	$ 366,603,026	$ (16,628,999)	$ 428,474,293	$ (6,497,575)

Page- 69 -

Sales and Operating Income (Loss) by Product

For the Year Ended December 31,
	2005	2005	2004	2004
	Net	Operating	Net	Operating
	Sales	Inc(Loss)	Sales	Inc(Loss)

Systems	$ 247,628,000	$ (6,806,446)	$ 293,170,327	$ 1,447,779

Third Party and Other	$ 118,975,026	$ (9,822,553)	$ 135,303,966	$ (7,945,354)

Total	$ 366,603,026	$ (16,628,999)	$ 428,474,293	$ (6,497,575)

A concentration of credit risk may exist with respect to trade receivables, particularly MPC customers within the US Federal Government. The Company performs ongoing credit evaluations on a significant number of its customers and collateral from its customers is generally not required. One customer accounted for approximately 30% of trade receivables as of December 31, 2005 and 18% of revenues for fiscal 2005.

A concentration of risk may exist with respect to the Company’s suppliers. The Company purchases certain products from single sources. In some cases, alternative sources of supply are not available. In other instances, the Company has established a procurement relationship with a single source if it determines that it makes business sense. In both of these situations, if the supply by a critical single-source supplier were interrupted or suspended, the Company’s ability to ship products in a timely manner will be adversely affected. In cases where alternative suppliers are available, the establishment and procurement from these alternative suppliers will result in delays and losses of sales, which will have an adverse effect on the Company’s operating results.

The Company does not allocate assets, non-operating income and expenses or income tax expense to their market segments.

Note 12 – Commitments and Contingencies

Contractual Obligations

We are obligated to make future payments under various contracts, such as operating leases, royalty and licensing agreements and unconditional purchase obligations. The following represents our contractual commitments as of December 31, 2005 (in thousands):

Page- 70 -

Contractual Obligations and Commitments:
(In Thousands)
	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years

Operating leases	4,620	1,955	2,591	74	-
Royalty/licensing agreements (1)	2,801	2,797	4	-	-
Severance Agreements	195	180	15	-	-
Employment Agreements	2,280	1,520	760	-	-
Outstanding purchase orders (2)	33,921	33,921	-	-	-
Other Obligations	1,235	955	170	110	-

Total contractual cash obligations	$ 45,052	$ 41,328	$ 3,540	$ 184	$ -

(1)

MPC has royalty-bearing license agreements that allow it to sell certain hardware and software that is protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

(2)

Purchase orders represent orders placed by us to purchase goods or services that are generally enforceable, unless cancelled by the company before fulfillment and specify all significant terms, including: the quantity to be purchased, the price to be paid and the timing of the purchase.

Subsequent to the merger, the Board of Directors approved a Management Incentive Plan for certain key MPC and HyperSpace employees for the remaining six months of fiscal 2005. No amounts are accrued as of December 31, 2005 as no amounts were earned.

The Company leases various office and production facilities and certain other property and equipment, under operating lease agreements expiring through 2010, with optional renewal periods thereafter. The Company has three primary locations: a corporate office for HyperSpace in Englewood, Colorado, a 340,000 square foot production facility in Nampa, Idaho, and a 15,500 square foot facility in Waukesha, Wisconsin. The Englewood lease expires in July 2010, the Nampa, Idaho facility expires in May 2008 and the Waukesha, Wisconsin facility in June 2006.

In September 2005 we have entered into employment agreements with five of our key officers. The details of these are included in a Form 8-K filed with the SEC on December 31, 2005. These agreements bear standard employment terms and conditions. The employment agreements are effective through April 1, 2007 and automatically extend for additional one-year terms at the company’s option. These agreements carry minimum annual base salaries of approximately $1.5 million. In addition, the company has an agreement in place with its former CEO for approximately $195,000 to be paid mostly in 2006.

Litigation

MPC was previously involved in litigation in the Eastern District of Wisconsin. The suit involved a dispute with regards to a post-closing purchase price adjustment in connection with the purchase by MPC’s subsidiary, MPC Solutions Sales, LLC, of certain assets from Omni Tech Corporation in August 2003. Omni Tech had demanded a payment of $2.7 million as part of the post closing purchase price adjustment provision under the purchase agreement. Omni Tech also expected to receive payment of a $2 million promissory note issued in connection with the acquisition and due in August 2006. MPC believed that it was entitled to an adjustment in its favor under the post closing purchase price adjustment provision of the purchase agreement. In March 2006, we reached an agreement with Omni Tech to settle the dispute, including satisfaction of the promissory note, by payment to Omni

Page- 71 -

Tech of $240,000. The settlement of the contingent liability was recorded as a reduction of Goodwill at December 31, 2005 as the liability was acquired in the acquisition of MPC by HyperSpace. The settlement amount of $240,000 is recorded as a current liability as of December 31, 2005.

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

The Company is involved in other various other legal proceedings from time to time in the ordinary course of its business. The Company investigates these claims as they arise. The Company is not currently subject to any other legal proceedings that the Company believes would have a material impact on its business. However, due to the inherent uncertainties of the judicial process, the Company is unable to predict the ultimate outcome or financial exposure, if any, with respect to these matters. While the Company intends to vigorously defend these claims and believes the Company has meritorious defenses available to it, there can be no assurance the Company will prevail in these matters. If any of these claims is not resolved in the Company’s favor, it could have a material adverse effect on the Company’s business, financial condition and results of operations

Note 13—Subsequent Events

New Warrant Exercises and Issuances

In January and February 2006, holders of certain warrants, issued in connection with the acquisition of MPC, transferred warrants to various other individuals and entities who then exercised those warrants and purchased from us an aggregate of 1,032,267 shares of its common stock at a price of $3.00 per share, for gross proceeds of approximately $3.1 million before commissions and other transaction expenses. The proceeds from the sales have been used for working capital and other corporate purposes. Concurrent with these transactions the Company issued 344,089 new ten-year warrants to the original warrant holders in at a purchase price of $5.50 per share. The company estimates that it will record an imputed non-cash interest expense of approximately $770,000 in the first quarter of 2006 based on the Black-Scholes valuation of the warrants issued.

Settlement of Omni-Tech Litigation

On March 29, 2006, we reached an agreement with Omni-Tech to settle an outstanding dispute for a one-time payment of $240,000. The settlement of the contingent liability was recorded as a reduction of Goodwill at December 31, 2005 as the liability was acquired in the acquisition of MPC by HyperSpace. The settlement amount of $240,000 is recorded as a current liability as of December 31, 2005.

Revised Wachovia Line of Credit Terms

On March 24, 2006, in response to MPC missing its fourth quarter EBITDA covenant, and in order to obtain a waiver therefore, the Company entered into an amendment to the Wachovia credit facility providing, among other things:

• A reduction in the maximum amount of the loan from $60 million to $25 million;
• An increase in the interest rate from prime plus 0.5% to prime plus 2.5%;
• A reduction in the amount which is loaned against inventory;
• Increasing the minimum liquidity from $1 million to $2.5 million;
• The term of the loan will expire on March 31, 2007; and
• Lower EBITDA requirement for the first quarter of 2006.

Page- 72 -

Engagement of Investment Bankers

On March 28, 2006, we entered into an agreement with the Maxim Group, an investment bank, for Maxim to act as a placement agent in connection with a private placement of up to $25 million of the Company’s stock. It is contemplated that the transaction will be an offering of convertible preferred stock as well as warrants. The proceeds will be for general corporate purposes including the payment of certain past due amounts owed to vendors. The agreement does not guaranty that any amount will be raised by Maxim and the deal terms may differ materially from those currently contemplated. There is no commitment by Maxim to purchase any securities itself and there is no assurance that the transaction will be consummated.

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (2)

3.2	Amended and Restated Bylaws of the Registrant (3)

4.1	Specimen common stock certificate (4)

4.2	Form of representatives’ option for purchase of units (5)

4.3	Form of Warrant Agreement (5)

4.4	Form of Warrant (6)

4.5	2001 Equity Incentive Plan (7)

4.6	2004 Equity Incentive Plan (8)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (11)

10.2	Form of Indemnity Agreement with each Director and certain Officers (11)

10.3*	Management Incentive Plan

10.4*	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005 (9)

10.6	Employment Agreement between HyperSpace Communications, Inc. and Michael S. Adkins dated as of September 28, 2005 (9)

10.7	Employment Agreement between HyperSpace Communications, Inc. and Mark A. Pougnet dated as of September 28, 2005 (9)

Page- 73 -

10.8	Employment Agreement between HyperSpace Communications, Inc. and Brian T. Hansen dated as of September 28, 2005 (9)

10.9	Employment Agreement between HyperSpace Communications, Inc. and Adam M. Lerner dated as of September 28, 2005 (9)

10.10	Consulting Agreement between HyperSpace Communications, Inc. and Angela Blatteis dated as of September 28, 2005 (9)

10.11

Loan and Security Agreement, dated July 8, 2005, by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) and Amendment No. 1, thereto (10)

10.12

Amendment No. 2 to Loan and Security Agreement, dated November 10, 2005 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) (12)

10.13

Amendment No. 3 to Loan and Security Agreement, dated March 24, 2006 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) (13)

10.14	Guarantee, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.15	General Security Agreement, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

21.1*	List of Subsidiaries

31.1*	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the President of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the President of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Incorporated by reference to Exhibit No. 4.2 to Amendment No. 1 to the Registrant’s Registration
Statement on Form SB-2, filed with the Securities and Exchange Commission on July 25, 2005.

(8) Incorporated by reference to Exhibit No. 99.2 on Form S-8, filed with the Securities and
Exchange Commission on July 25, 2005

(9) Incorporated by reference to Exhibit Nos. 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6, respectively, on Form 8-K, filed with the Securities and Exchange Commission on September 30, 2005.

(10) Incorporated by reference to Exhibit Nos. 99.2, 99.3 and 99.4, respectively, on Form 8-K, filed with the
Securities and Exchange Commission on July 29, 2005.

(11) Incorporated by reference to Exhibit 10.4 and 10.5 on Form 10-QSB filed with the Securities and
Exchange Commission on November 14, 2005.

(12) Incorporated by reference to Exhibit 10.15 on Form 10-QSB/A, filed with the Securities and Exchange
Commission on November 16, 2005.

(13) Incorporated by reference to Exhibit 99.1, on Form 8-K, filed with the Securities and Exchange
Commission on March 27, 2006.

Page- 74 -