Form 10KSB/A
HyperSpace Communications, Inc.
filed 2006-04-28
CIK 1289871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________
Form 10-KSB/A
Amendment No. 1
______________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to:
Commission file number: 0-115404

______________
HYPERSPACE COMMUNICATIONS, INC.
(name of small business issuer in its charter)
______________
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

EXPLANATORY NOTE

The terms “us”, “we” and “our” refer to HyperSpace Communications, Inc. and our wholly owned subsidiaries. We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (the “Form 10-KSB”), originally filed with the Securities and Exchange Commission on March 31, 2006, for the sole purpose of providing the information required by Part III of Form 10-KSB. We are also updating the signature page, the Exhibit List in Item 13 of Part III, and Exhibits 31.1, 31.2 and 31.3.

Pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended, the complete text of each of Items 10, 11, 12, 13 and 14 of Part III of Form 10-KSB is set further below. This Amendment No. 1 speaks as of the original filing date of the Form 10-KSB and reflects only the changes discussed above, and no other information included in the Form 10-KSB has been modified or updated in any way.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

We acquired MPC Computers, LLC, or MPC, which is now our wholly owned subsidiary, in July 2005. Individuals serving as our executive officers and directors and their ages as of March 31, 2006 are as follows:

Name	Age	Position
John P. Yeros	55	Chairman and Chief Executive Officer
Mark A. Pougnet	45	Chief Financial Officer and Treasurer
Michael S. Adkins	41	President
Brian T. Hansen	42	Vice President, General Counsel and Secretary
Adam M. Lerner	33	Exec. Vice President, Business Development, MPC Computers, LLC
Jeffrey E. Fillmore	48	SVP, Operations, MPC Computers, LLC
Paul R. Petersen	41	SVP, Product Mktg. & Development, MPC Computers, LLC
David E. Girard	51	Director
Eric D. Murphy	45	Director
Kent Swanson	61	Director
David A. Young	62	Director

JOHN P. YEROS (age 55) has served as our Chairman of the board since he founded our company in March 2001. Since July 2005, Mr. Yeros has also served as our Chief Executive Officer. He also served as our President and Chief Executive Officer from August 2002 to October 2003 and our Secretary from July 2004 until February 2005. Prior to establishing our company, Mr. Yeros was the founder and Chairman of Medix Resources (now Ramp Corp.; AMEX:RCO, formerly International Nursing Services, Inc.), from 1988-2000, and President and Chief Executive Officer from April 1996 to October 1999. Medix Resources developed and marketed software used in the healthcare industry to facilitate communications between physicians and related businesses such as labs and pharmacies. International Nursing Services was a temporary staffing agency for nurses. From 1977-1988, Mr. Yeros obtained substantial experience in the securities industry, serving with the brokerage houses of Merrill, Lynch, Pierce, Fenner & Smith Incorporated (account executive), E.F. Hutton & Company, Inc. (account executive), Hanifen, Imhoff Inc. (officer and branch manger), and B.C. Christopher (officer and branch and territory manager). Mr. Yeros holds a bachelors degree in Education from Wichita State University.

MARK A. POUGNET (age 45) has served as our Chief Financial Officer and Treasurer since March 2004. Previously, he was our interim Chief Financial Officer from December 2003 to February 2004. From February 2003 to November 2003, Mr. Pougnet was Vice President of Global Operations of Avaya Communication’s Service Provider Division. Avaya is a communication systems, applications and services provider. He also operated a CFO consulting company, Pacific Mountain Consulting, from August 2002 to February 2003. From June 2000 to August 2003, he was founder, director and Chief Financial Officer of Avalanche Technology, Inc., a company involved in the offshore software development business where he managed significant international operations. From April 1997 to June 2000 he was a Service Line Director of the Business Process Outsourcing division of the audit and consulting firm Arthur Andersen LLP. Mr. Pougnet holds a bachelor’s degree in commerce and a masters in accounting from the University of Natal in South Africa. He is a member of the Colorado Society of Certified Public Accountants.

MICHAEL S. ADKINS (age 41) has served as our President since July 2005. Additionally, Mr. Adkins has been President and Chief Executive Officer of our subsidiary, MPC Computers, LLC, since its creation in May 2001. Previously, Mr. Adkins held several positions with Micron Electronics, which he joined in 1996, including the positions of Direct Division President, Senior Vice President and Group General Manager, Vice President, Retail Operations and Senior Vice President of Manufacturing. Prior to joining Micron Electronics, Mr. Adkins was employed with Micron Technology for 10 years in various capacities, including, President of Systems Integration, a wholly-owned subsidiary of Micron Technology, Purchasing Agent, Operations Manager and Business Unit Manager. Mr. Adkins attended Boise State University. Mr. Adkins also served in the Army for two years.

BRIAN T. HANSEN (age 42) has served as our company’s Vice President, General Counsel and Corporate Secretary since August 2005. Mr. Hansen also serves as Sr. Vice President and General Counsel of MPC Computers, LLC. Mr. Hansen joined Micron Electronics in 1997 as Senior Corporate Counsel and subsequently served in various legal capacities with Micron Electronics, including Area Vice President, Legal and Corporate Secretary, before being named Vice President and General Counsel of MPC Computers in May 2001. Prior to joining Micron Electronics, Mr. Hansen practiced law with the firms of Holland & Hart and Holme Roberts & Owen. Mr. Hansen serves as a member of the Board of Directors of the Mountain West Chapter of the Association of Corporate Counsel. Mr. Hansen holds a J.D. from the University of Virginia School of Law and a B.A. in Economics from Brigham Young University.

ADAM M. LERNER (age 33) has served as Executive Vice President, Business Development and Sales of our subsidiary, MPC Computers, since February 2006. Mr. Lerner served as Executive Vice President and General Manager, Sales of MPC Computers from October 2001 to January 2005, and previously held the position of Executive Vice President, SMB Indirect Sales and Operations from May to October 2001. Previously, Mr. Lerner held several positions with Micron Electronics, which he joined as a strategy consultant in 1998, including Vice President of Commercial Sales, Area Vice President of Small-Medium Business Operations and Director of Small Business and Consumer Operations. Prior to working for Micron Electronics and MPC, Mr. Lerner worked as a principal in the Boston-based strategy consulting and venture capital firm Treacy & Company. Mr. Lerner also has extensive experience in financial services, having worked as a strategy consultant for Oliver, Wyman & Company in New York. Mr. Lerner holds a B.S. from the Wharton School of Business, University of Pennsylvania.

JEFFREY E. FILLMORE (age 48) has served as Senior Vice President, Operations of our subsidiary, MPC Computers, since February 2006. Mr. Fillmore joined Micron Electronics in 1996 and held several positions with Micron Electronics and MPC including: Vice President, Operations,; Manager of Database Marketing; Senior Manager, Bids and Contracts, Director, Sales Operations for its Commercial and International Sales subsidiary; Area Vice President of Operations and Group Controller and Vice President, Service and Support. Prior to joining Micron Electronics, Mr. Fillmore worked for Union Pacific Railroad for sixteen years where he held a variety of positions in finance and accounting. Mr. Fillmore holds a B.B.A in both Finance and Marketing from Idaho State University and an M.B.A. from Idaho State.

PAUL R. PETERSEN (age 42) has served as Senior Vice President, Product Marketing and Development of our subsidiary, MPC Computers, since February 2006 and served as Vice President, Product Marketing and Development since May 2001. Mr. Petersen joined Micron Electronics in 1993 as an R&D Engineer and subsequently held the positions of Manager of Desktop Product Research and Development; Director of the Desktop Products Group; Area Vice President, Desktop Products Group; and Area Vice President, Product Marketing/Product Development. Prior to joining Micron Electronics, Mr. Petersen held positions at other technology firms including Motorola, Hewlett Packard and Extended Systems. Mr. Petersen holds an Electronics Technicians Diploma from Devry Institute of Technology and a B.S. in Electrical Engineering from the University of Idaho.

DAVID E. GIRARD (age 51) has served as a director of our company since May 2002. Mr. Girard is currently Chief Operating Officer of CIBER, Inc., a position he has held since September 2005. CIBER is a system integration consultancy for both private and government sector clients. He has held a wide variety of positions during his 20 years in the computer software industry. From November 1998 until he retired in May 2001, Mr. Girard served as Chief Operating Officer of J.D. Edwards & Company, now Oracle Corporation. In this capacity he was responsible for marketing, product development, and worldwide field operations. Mr. Girard holds a bachelors degree in marketing from the University of Connecticut.

ERIC D. MURPHY (age 45) has served as a director of our company since July 2001. Mr. Murphy is President of Americas Business Development Computer Sciences Corporation, or CSC, and has served in that role since April 2006. Mr. Murphy previously served as Senior Partner and Vice President of Consulting for CSC, commencing in August 2001. CSC is an information technology services firm. Prior to CSC, he served as Executive Vice President of Corporate and Business Development for Agilera, Inc., an applications service provider from November 1999 to

May 2001. From October 1997 until November 1999, Mr. Murphy was a Partner in the Management Consulting business of Ernst & Young LLP. Mr. Murphy holds a B.S. in petroleum engineering from Marietta College.

KENT L. SWANSON (age 61) has served as a director of our company since December 2001. Mr. Swanson spent 33 years of his career with Accenture Ltd., an international consulting firm, before retiring in September 2001. As a Senior Partner in the firm, he was responsible for multiple and varied functions, including managing client service delivery for a wide range of industries and geographies, launching and developing Accenture’s successful global outsourcing business both domestically and internationally, leading both B2B and mobile commerce initiatives, and serving as interim Chief Executive Officer for Exostar, LLC, an aerospace and defense industry eCommerce exchange founded by The Boeing Company, Lockheed-Martin Corporation, Raytheon Company and British Aerospace Public Limited Company. Mr. Swanson holds a bachelors degree in business from the University of Minnesota and an M.B.A from the University of Chicago.

DAVID A. YOUNG (age 62) has served as a director of our company since July 2005. Mr. Young is a financial executive who currently serves as the audit and finance committee chairman of the board of Trustees of Heald College in San Francisco and the audit committee chairman of Somera Communication, a NASDAQ listed company in Dallas. Prior to focusing on the board positions he currently holds, Mr. Young, from 2000 to his retirement in 2003, was Vice President and Chief Financial Officer at Adaptec, Inc. (data and digital storage solutions) where he was responsible for financial strategy. From 1994 to 2000, he was Vice President and Chief Financial Officer at Datum, Inc., a NASDAQ listed timing and synchronization company, where he oversaw 3X growth during his tenure. From 1992 to 1995 he was Chief Executive Officer and Chief Financial Officer at Blower-Dempsey, a private paper and chemical company. From 1966 to 1992, he held Chief Financial Officer and various other financial positions at Alpha Microsystems, Young Associates, MSI Data Corporation, Container Corporation of America and Magnavox Corporation. Mr. Young holds a B.S. in Accounting from Indiana University, Bloomington and is a past Chairman of Financial Executives International, a professional association for financial executives and advocate of responsible, ethical corporate financial management practices and continuous improvement in corporate governance.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is located on our Internet web site at http://www.ehyperspace.com. The information on our web site is not incorporated by reference into this annual report on Form 10-KSB. Any amendments to or waivers from a provision of this code of ethics will be posted on our web site. Shareholders may request a copy of the code of ethics by writing to HyperSpace Communications, Inc., Attn: Secretary, 116 Inverness Drive, East, Suite 265, Englewood, Colorado, 80111.

POLICY ON SHAREHOLDER COMMUNICATION

Our policy on shareholder communication with the board of directors can be found on our web site at http://www.ehyperspace.com. Our shareholders may contact the board of directors as a group or an individual director by U.S. Postal mail directed to the Chairman of the board of directors, c/o the Secretary of HyperSpace Communications, Inc., at 116 Inverness Drive, East, Suite 265, Englewood, Colorado 80111. Shareholder communications received by our Secretary will be promptly forwarded to the specific director addressed or to the full board of directors, as applicable. Shareholders should clearly specify in each communication, the name of the individual director or group of directors to whom the communication is addressed.

AUDIT AND CORPORATE GOVERNANCE COMMITTEE

Our board of directors has established an audit and corporate governance committee, which is comprised of three independent directors, Messrs. Young (chair), Swanson and Murphy. The audit and corporate governance committee assists the board in overseeing and reviewing: (1) the integrity of our financial reports and financial information provided to the public and to governmental and regulatory agencies; (2) the adequacy of our internal accounting systems and financial controls; (3) the annual independent audit of our financial statements, including the independent auditor’s qualifications and independence; and (4) our compliance with law and ethics programs as established by management and the board. In its audit committee role, the audit and corporate governance committee:

• Has sole authority to select, evaluate, terminate and replace our independent auditors;

• Has sole authority to approve in advance all audit and non-audit engagement fees and terms with our independent auditors;

•    Reviews the activities, plan, scope of authority, organizational structure and qualifications of any persons overseeing our accounting and financial reporting processes and the audits of our financial statements;

• Reviews our audited financial statements, public filings and earnings press releases prior to issuance, filing or publication; and

• Reviews our D&O policies and determines the adequacy thereof.

In addition, in its corporate governance committee role, the committee develops corporate governance guidelines for our company and recommends such guidelines to our full board of directors. The committee reviews and makes recommendations on matters involving general operation of the board and its committees, and annually recommends to the board nominees for each committee of the board.

The specific functions and responsibilities of the audit and corporate governance committee are set forth in the audit and corporate governance committee charter available on our web site at http://www.ehyperspace.com. Mr. Young chairs our audit and corporate governance committee and he qualifies as an audit committee “financial expert” as defined under SEC and American Stock Exchange rules and regulations and the other members of our audit and corporate governance committee satisfy the financial literacy requirements for audit committee members under current such rules and regulations.

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

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that, during fiscal year 2005, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons except as follows: (1) On March 13, 2006, John P. Yeros filed one late Form 4 to report one transaction that occurred on Oct. 13, 2005; (2) On September 9, 2005, Mark J. Endry and Mark A. Pougnet each filed one late Form 4 to report one transaction that occurred on March 18, 2005.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information concerning compensation earned for services rendered to HyperSpace in all capacities for the years ended December 31, 2005, 2004 and 2003 by each person who served as our Chief Executive Officer, each of our other four most highly compensated executive officers in 2005 and two additional former executive officers for whom disclosure would have been provided if they had served as executive officers through the end of 2005.

					Long-Term
	Annual Compensation				Compensation Awards
				Other	Securities	Restricted
				Annual	Underlying	Stock Unit		All Other
Name and Principal			Bonus	Compensation	Options	Awards		Compensation
Position	Year	Salary ($)	($)	($)	(#)	($)		($)

John P. Yeros (1)	2005	$313,699	$-	$-	-	-		$-
Chairman and	2004	$193,029	$-	$-	-	-		$-
Chief Executive Officer	2003	$148,000	$-	$-	-	-		$-

Mark J. Endry (2)	2005	$304,787	$112,500	$-	100,000	-		$-
Former Chief Executive	2004	$220,000	$100,000	$-	-	-		$-
Officer and President	2003	$36,164	$-	$-	107,143	-		$-

Michael S. Adkins (3)	2005	$169,231	$-	$-	-	$1,729,411	(11)	$264	(4)
President	2004	$-	$-	$-	-	-		$-
	2003	$-	$-	$-	-	-		$-

David J. Bauch (5)	2005	$112,774	$31,250	$-	-	-		$-
Former Vice President,	2004	$120,181	$-	$-	9,286	-		$1,621
Research & Development	2003	$111,400	$-	$-	-	-		$-

Brian T. Hansen (6)	2005	$78,846	$-	$-	-	$357,686	(12)	$4,272	(7)
Vice President, General	2004	$-	$-	$-	-	-		$-
Counsel and Secretary	2003	$-	$-	$-	-	-		$-

Patricia M. Lee (8)	2005	$152,077	$5,831	$-	-	-		$-
Former Chief Operating	2004	$141,923	$52,500	$-	85,714	-		$-
Officer	2003	$-	$-	$-	-	-		$-

Adam M. Lerner (9)	2005	$117,000	$-	(14)	-	$1,021,959	(13)	$2,353	(10)
Exec. Vice President,	2004	$-	$-	(14)	-	-		-
Business Development,	2003	$-	$-	(14)	-	-		-
MPC Computers, LLC

Mark A. Pougnet	2005	$218,460	$-	$-	50,000	-		$-
Chief Financial Officer	2004	$159,308	$10,000	$-	31,429	-		$-
and Treasurer	2003	$5,000	$-	$-	8,571	-		$-

(1) Mr. Yeros has served as Chief Executive Officer & President since July 2005.
(2) Mr. Endry served as our Chief Executive Officer & President until July 2005.
(3) Mr. Adkins became President effective July 2005 as a result of the MPC acquisition. All amounts in table represent compensation earned from the date of the acquisition.
(4) Represents insurance premiums paid by us for term life insurance for his benefit.
(5) Mr. Bauch served as our Vice President, Research and Development until November 2005.
(6) Mr. Hansen became an executive effective July 2005 as a result of the MPC acquisition. All amounts in table represent compensation earned from the date of the acquisition.
(7) Consists of $4,145 of company contribution to 401(K) plan and $127 for insurance premiums paid by us for term life insurance for his benefit.
(8) Ms. Lee served as our Chief Operating Officer until November 2005.
(9) Mr. Lerner became an executive effective July 2005 as a result of the MPC acquisition. All amounts in table represent compensation earned from the date of the acquisition.
(10) Consists of $2,169 of company contribution to 401(K) plan and $184 for insurance premiums paid by us for term life insurance for his benefit.

(11) Represents a grant of 283,046 restricted stock units at a closing market price per share of our common stock of $6.11 on date of grant. As of December 31, 2005, 262,139 units are not subject to risk of forfeiture and the remaining 20,907 units’ risk of forfeiture lapses in July 2006. 50%, or 141,523 shares of common stock subject to the restricted stock units, will be issued in February 2007 and the remaining 50% in May 2007. The value of unissued restricted stock units at December 31, 2005 is $1,669,971 based on a market price per share of our common stock of $5.90.

(12) Represents a grant of 58,541 restricted stock units at a closing market price per share of our common stock of $6.11 on date of grant. As of December 31, 2005, 39,028 units are not subject to risk of forfeiture and the remaining 19,513 units’ risk of forfeiture lapses in July 2006. 50%, or 29,271 shares of common stock subject to the restricted stock units, will be issued in February 2007 and the remaining 50% in May 2007. The value of unissued restricted stock units at December 31, 2005 is $345,392 based on a market price per share of our common stock of $5.90.

(13) Represents a grant of 167,260 restricted stock units at a closing market price per share of our common stock of $6.11 on date of grant. As of December 31, 2005, 153,321 units are not subject to risk of forfeiture and the remaining 13,939 units’ risk of forfeiture lapses in July 2006. 50%, or 83,630 shares of common stock subject to the restricted stock units, will be issued in February 2007 and the remaining 50% in May 2007. The value of unissued restricted stock units at December 31, 2005 is $986,834 based on a market price per share of our common stock of $5.90.

(14) Mr. Lerner was paid a car allowance by the Company.

 Option Grants in Fiscal Year 2005

The following table provides information regarding stock options granted during the fiscal year ended December 31, 2005 to the individuals named in the Summary Compensation Table.

Percent of
	Number of	Total Options
	Securities	Granted to
	Underlying	Employees
	Options Granted	in Fiscal Year	Exercise	Expiration
Name	(#) (1) (3)	-2	Price ($/sh)	Date

John P. Yeros	-	-	-	-
Mark J. Endry	100,000	50.00%	$2.53	3/18/2015
Michael S. Adkins	-	-	-	-
David J. Bauch	-	-	-	-
Brian T. Hansen	-	-	-	-
Patricia M. Lee	-	-	-	-
Adam M. Lerner	-	-	-	-
Mark A. Pougnet	50,000	25.00%	$2.53	3/18/2015

(1) All options are subject to the terms and conditions of the 2001 Equity Incentive Plan. The options expire ten years from the date of grant, unless cancelled earlier as a result of termination of employment. The exercise price of the options equals the fair market value of our common stock on the grant date.

(2) We granted stock options to purchase 200,000 shares of our common stock to employees, including officers, in 2005.

(3) These options are fully vested as of December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information regarding option exercises in 2005 and options held as of December 31, 2005 by each of the individuals listed in the Summary Compensation Table.

	Shares
	Acquired		Number of securities		Value of Unexercised
	on	Value	Underlying Unexercised Options		In-the-Money Options
	Exercise	Realized	Held at December 31, 2005 (#)		at December 31, 2005 ($) (1)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

John P. Yeros	-	-	-	-	-	-
Mark J. Endry	-	-	221,429	-	$628,430	-
Michael S. Adkins	-	-	-	-	-	-
David J. Bauch	40,357	$145,656	4,643	-	$6,268	-
Brian T. Hansen	-	-	-	-	-	-
Patricia M. Lee	85,714	$240,428	-	-	-	-
Adam M. Lerner	-	-	-	-	-	-
Mark A. Pougnet	-	-	90,000	-	$256,550	-

(1) Amounts are based on the closing price of our common stock on December 31, 2005, as reported on the American Stock Exchange, which was $5.90. There is no guarantee that if and when these options are exercised, they will have this value. An option is “in-the-money” if the fair market value of the underlying shares exceeds the exercise price of the option.

Employment Agreements and Termination of Employment and Change in Control Arrangements

Employment Agreement of John P. Yeros

On September 28, 2005, we entered into an Executive Employment Agreement (the “Yeros Agreement”) with John P. Yeros, our Chairman and Chief Executive Officer. The initial term of the Yeros Agreement is effective through April 1, 2007, and automatically extends for additional one-year terms unless, at least 30 days prior to the end of the initial or extended term, we or Mr. Yeros provide written notice that employment will not be extended.

Under the Yeros Agreement, Mr. Yeros is entitled to receive a base salary of $400,000 per year. Mr. Yeros is also entitled to participate in an executive bonus compensation plan based upon completion of targeted goals, objectives and milestones approved by our Board of Directors. The maximum bonus payment is 50% of Mr. Yeros’ base pay. Our Board of Directors may elect to pay up to 50% of any bonus in fully vested and exercisable restricted stock or stock units. Mr. Yeros is entitled to paid vacation and paid holidays customarily extended to our other executives and to participate in employee benefit programs provided to our other executives.

If Mr. Yeros’ employment is terminated based on non-renewal of the Yeros Agreement, he is entitled to six months’ base salary. If Mr. Yeros terminates his employment for cause or if his employment is terminated in connection with a termination of our business, he is entitled to 12 months’ base salary. If we terminate Mr. Yeros without cause, he is entitled to the greater of 12 months’ base salary or the amount otherwise payable between the date of termination and the expiration of the term of the Yeros Agreement. Additionally, if we terminate Mr. Yeros without cause or if Mr. Yeros terminates his employment for cause, he is entitled to receive his bonus for the year.

Employment Agreement of Michael S. Adkins

On September 28, 2005, we entered into an Executive Employment Agreement (the “Adkins Agreement”) with Michael S. Adkins, our President. Mr. Adkins also serves as President and Chief Executive Officer of our wholly owned subsidiary, MPC Computers, LLC. The initial term of the Adkins Agreement is effective through April 1, 2007, and automatically extends for additional one-year terms unless, at least 90 days prior to the end of the initial or extended term, we or Mr. Adkins provide written notice that employment will not be extended.

Under the Adkins Agreement, Mr. Adkins is entitled to receive a base salary of $400,000 per year. Mr. Adkins is also entitled to participate in an executive bonus compensation plan based upon completion of targeted goals, objectives and milestones approved by our Board of Directors. The maximum bonus payment is 50% of Mr. Adkins’ base pay. Our Board of Directors may elect to pay up to 50% of any bonus in fully vested and exercisable restricted stock or stock units. Mr. Adkins is entitled to paid vacation and all paid holidays customarily extended to our other executives and to participate in employee benefit programs provided to our other executives.

If Mr. Adkins’ employment is terminated based on non-renewal of the Adkins Agreement, he is entitled to nine months’ base salary. If Mr. Adkins terminates his employment for cause or if his employment is terminated in connection with a termination of our business, Mr. Adkins is entitled to 12 months’ base salary. If we terminate Mr. Adkins without cause, he is entitled to the greater of 12 months’ base salary or the amount otherwise payable between the date of termination and the expiration of the term of the Adkins Agreement. Additionally, if we terminate Mr. Adkins without cause or if Mr. Adkins terminates his employment for cause, he is entitled to receive his bonus for the year.

Employment Agreement of Mark A. Pougnet

On September 28, 2005, we entered into an Executive Employment Agreement (the “Pougnet Agreement”) with Mark A. Pougnet, our Chief Financial Officer. The initial term of the Pougnet Agreement is effective through April 1, 2007, and automatically extends for additional one-year terms unless, at least 30 days prior to the end of the initial or extended term, we or Mr. Pougnet provide written notice that employment will not be extended.

Under the Pougnet Agreement, Mr. Pougnet is entitled to receive a base salary of $240,000 per year, commencing August 1, 2005. Mr. Pougnet is also entitled to participate in an executive bonus compensation plan based upon completion of targeted goals, objectives and milestones approved by our Board of Directors. The maximum bonus payment is 45% of Mr. Pougnet’s base pay. Our Board of Directors may elect to pay up to 50% of any bonus in fully vested and exercisable restricted stock or stock units. Mr. Pougnet is entitled to paid vacation and all paid holidays customarily extended to our other executive employees and to participate in employee benefit programs provided to our other executive employees.

If Mr. Pougnet’s employment is terminated based on non-renewal of the Pougnet Agreement, he is entitled to six months’ base salary. If Mr. Pougnet terminates his employment for cause or if his employment is terminated in connection with a termination of our business, he is entitled to 12 months base salary. If we terminate Mr. Pougnet without cause, he is entitled to the greater of 12 months’ base salary or the amount otherwise payable between the date of termination and the expiration of the applicable term of the Pougnet Agreement. Additionally, if we terminate Mr. Pougnet without cause or if Mr. Pougnet terminates his employment for cause, he is entitled to receive his bonus for the year.

Employment Agreement of Brian T. Hansen

On September 28, 2005, we entered into an Executive Employment Agreement (the “Hansen Agreement”) with Brian T. Hansen, our Vice President, General Counsel and Corporate Secretary. The initial term of the Hansen Agreement is effective through April 1, 2007, and automatically extends for additional one-year terms unless, at least 30 days prior to the end of the initial or extended term, we or Mr. Hansen provide written notice that employment will not be extended.

Under the Hansen Agreement, Mr. Hansen is entitled to receive a base salary of $200,000 per year. Mr. Hansen is also entitled to participate in an executive bonus compensation plan based upon completion of targeted goals, objectives and milestones approved by our Board of Directors. The maximum bonus payment is 45% of Mr. Hansen’s base pay. Our Board of Directors may elect to pay up to 50% of any bonus in fully vested and exercisable restricted stock or stock units. Mr. Hansen is entitled to paid vacation and all paid holidays customarily extended to our other executives and to participate in employee benefit programs provided to our other executives.

If Mr. Hansen’s employment is terminated based on non-renewal of the Hansen Agreement, he is entitled to six months’ base salary. If Mr. Hansen terminates his employment for cause or if his employment is terminated in connection with a termination of our business, he is entitled to 12 months’ base salary. If we terminate Mr. Hansen without cause, he is entitled to the greater of 12 months’ base salary or the amount otherwise payable between the date of termination and the expiration of the term of the Hansen Agreement. Additionally, if we terminate Mr. Hansen without cause or if Mr. Hansen terminates his employment for cause, he is entitled to receive his bonus for the year.

Employment Agreement of Adam M. Lerner

On September 28, 2005, we entered into an Executive Employment Agreement (the “Lerner Agreement”) with Adam M. Lerner, MPC’s Executive Vice President Sales & Marketing. The initial term of the Lerner Agreement is effective through April 1, 2007, and automatically extends for additional one-year terms unless, at least 90 days prior to the end of the initial or extended term, we or Mr. Lerner provides written notice that employment will not be extended.

Under the Lerner Agreement, Mr. Lerner is entitled to receive a base salary of $282,000 per year. Mr. Lerner is also entitled to participate in an executive bonus compensation plan based upon completion of targeted goals, objectives and milestones approved by our Board of Directors. The maximum bonus payment is 45% of Mr. Lerner’s base pay. Our Board of Directors may elect to pay up to 50% of any bonus in fully vested and exercisable restricted stock or stock units. Mr. Lerner is entitled to paid vacation and all paid holidays customarily extended to our other executives and to participate in employee benefit programs provided to our other executives.

If Mr. Lerner’s employment is terminated based on non-renewal of the Lerner Agreement, he is entitled to nine months’ base salary. If Mr. Lerner terminates his employment for cause or if his employment is terminated in connection with a termination of our business, Mr. Lerner is entitled to 12 months’ base salary. If we terminate Mr. Lerner without cause, he is entitled to the greater of 12 months’ base salary or the amount otherwise payable between the date of termination and the expiration of the term of the Lerner Agreement. Additionally, if we terminate Mr. Lerner without cause or if Mr. Lerner terminates his employment for cause, he is entitled to receive his bonus for the year.

Change in Control Arrangements

Under the 2001 and 2004 Equity Incentive Plans, if certain corporate transactions occur (such as a merger, reorganization or sale of substantially all of our assets), the plan administrator may, in its sole discretion, arrange to have the surviving or successor company assume options, stock awards, or restricted stock units with appropriate adjustments. Additionally, certain vested restricted stock units that are scheduled to convert to shares in February and May 2007 would immediately convert to shares in the event of such transactions. Some employees, including officers, have employment memoranda that provide for severance pay of up to six months in the event of involuntary termination without cause; provided that in the event of a change in control a person is not deemed to be involuntarily terminated if a comparable offer of employment is extended.

Compensation of Directors

On February 21, 2006, our Compensation Committee and Board of Directors approved a program regarding issuance of restricted stock units (RSUs) under the 2004 Equity Incentive Plan to non-employee Board members.

For 2006, non-employee members of the Board received grants of RSUs as follows: David A. Young , 6,838 RSUs; Kent L. Swanson, 5,128 RSUs; Eric D. Murphy, 5,128 RSUs; Angela Blatteis, 3,419 RSUs; Jordan W. Katz, 3,419 RSUs; and David E. Girard 3,419 RSUs. These RSUs vest in three equal installments on February 21, 2006, January 1, 2007, and January 1, 2008. Upon his resignation from the Board in March 2006, Mr. Katz elected to waive his entire grant. Upon her resignation from the Board in March 2006, two-thirds of Ms. Blatteis’ grant were automatically forfeited.

Currently, non-employee members of the Board of Directors receive $20,000 of annual cash compensation. Each member of the Audit and Corporate Governance Committee receives an additional $10,000 in cash compensation annually for service on the Audit and Corporate Governance Committee, and the chairman of the Audit and Corporate Governance Committee receives total cash compensation of $40,000 annually. Members of the Compensation and Nominating Committees do not receive additional cash compensation for their service on such committees. For subsequent years, it is anticipated that non-employee Board members will receive, in addition to cash compensation, an annual grant of RSUs equal in value to their annual cash compensation for service on the Board and its committees. The number of RSUs to be issued annually under the program will be calculated by dividing the director’s annual cash compensation by the closing market price of the Company’s common stock on the business day immediately preceding the grant date. The RSUs will vest one third annually, commencing on the date of the grant. Cash and equity compensation of members of the Board of Directors is subject to modification from time to time as approved by the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 2006 regarding the beneficial ownership of our common stock by:

• each person or entity known by us to own beneficially more than 5%, in the aggregate, of our outstanding common stock;

• each of our executive officers named in the summary compensation table;

• each of our directors; and

• all of our current directors and executive officers as a group.

Except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Except as otherwise indicated, the address for each shareholder is c/o HyperSpace Communications, Inc., 116 Inverness Drive, East, Suite 265, Englewood, Colorado 80111.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this report are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of March 31, 2006, we had 11,958,139 shares of common stock outstanding.

	Amount and
	Nature of	Percentage
	Beneficial	of
Name and Address of Beneficial Owner	Ownership	Class

GTG PC Investments Inc., 6260 Lookout Road, Boulder, CO 80301 (1)	3,137,235	23.61%
MIC Holding Company, LLC, 3820 Sherbrook Drive, Santa Rosa, CA 95404 (2)	3,124,710	23.52%
Crestview Capital Master, LLC, 95 Revere Drive, Northbrook, IL 60062 (3)	1,250,000	10.45%
Toibb Investment LLC, 6355 Topanga Blvd, #335, Woodland Hills, CA 91387 (4)	1,022,571	8.55%
John P. Yeros (5)	833,321	6.94%
Mark Endry	272,020	2.22%
Mark A. Pougnet (6)	94,484	*
Michael S. Adkins	-	-
Brian T. Hansen	-	-
Adam M. Lerner	-	-
David J. Bauch	-	-
Patricia M. Lee	-	-
David E. Girard (7)	80,195	*
Eric D. Murphy (8)	19,567	*
Kent L. Swanson (9)	334,919	2.78%
David A. Young	2,280	*
All directors and current executive officers as a group (11 persons) (10)	1,364,766	11.15%

* Less than 1%

(1) Based on Schedule 13D filed with the Securities and Exchange Commission on March 6, 2006. Includes warrants to purchase 1,330,524 shares of common stock.
(2) Based on Schedule 13D filed with the Securities and Exchange Commission on March 10, 2006. Includes warrants to purchase 1,325,212 shares of common stock.
(3) Based on Transfer Agent Records.
(4) Based on Schedule 13G filed with the Securities and Exchange Commission on February 13, 2006.

(5) Includes 7,143 shares held by James Yeros, Mr. Yeros’ brother, 7,143 shares held by William Yeros, Mr. Yeros’ brother and 7,143 shares held jointly by Vali Jones and John Yeros, Mr. Yeros’ sister and father, respectively. Mr. Yeros disclaims beneficial ownership of any shares held by his siblings and his father. Includes warrants to purchase 50,000 shares of common stock exercisable within 60 days of March 31, 2006.

(6) Includes options to purchase 90,000 shares of common stock exercisable within 60 days of March 31, 2006.
(7) Includes warrants to purchase 50,000 shares of common stock and options to purchase 14,286 shares of common stock exercisable within 60 days of March 31, 2006.
(8) Includes options to purchase 14,286 shares of common stock exercisable within 60 days of March 31, 2006.

(9) Includes warrants to purchase 52,357 shares of common stock and options to purchase 16,072 shares of common stock exercisable within 60 days of March 31, 2006. Includes 10,000 shares of common stock held in trusts for the benefit of Mr. Swanson’s children and Mr. Swanson disclaims beneficial ownership of these shares. Includes 110,000 shares of common stock held by Bluestreak 4, LLC, of which Mr. Swanson disclaims beneficial ownership of all but 28,205 shares. It is anticipated the remaining 81,795 shares will be distributed to other members in connection with dissolution of Bluestreak 4, LLC.

(10) Includes warrants to purchase 152,357 shares of common stock and options to purchase 134,644 shares of common stock exercisable within 60 days of March 31, 2006.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the HyperSpace 2001 Equity Incentive Plan and the HyperSpace 2004 Equity Incentive Plan, each of which have been approved by our shareholders.

HyperSpace 2001 Equity Incentive Plan. In February 2001, our Board of Directors adopted, and our shareholders approved, the HyperSpace 2001 Equity Inventive Plan, reserving 1,071,429 shares of common stock, subject to adjustment for dividends and other capital stock changes, for issuance under the 2001 Plan. Our Board of Directors and shareholders approved an amendment to reserve an additional 357,143 shares in 2001. Our Board of Directors and shareholders approved another amendment in July of 2004 to provide that no more than 871,619 options or warrants may be granted under the 2001 Plan.

HyperSpace 2004 Equity Incentive Plan. In July of 2004, our Board of Directors adopted, and our shareholders approved, the HyperSpace 2004 Equity Inventive Plan, reserving 700,000 shares of common stock, subject to adjustment for dividends and other capital stock changes, for issuance under the 2004 Plan. In 2005, the Company’s Board and shareholders approved an increase in the shares available for issuance under the 2004 plan to 5,000,000 shares. Under the 2004 Plan, the Board of Directors, or a committee thereof appointed to administer the 2004 Plan, is authorized to issue options (both tax qualified and non-qualified) or restricted stock awards to directors, officers, employees, and consultants in order to attract, retain, and motivate persons believed to be necessary to promote our growth and profitability.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under these plans as of December 31, 2005:

Equity Compensation Plan Information
(December 31, 2005)

	(a)	(b)	(c)
Number of securities
	Number of		remaining available for
	securities to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans excluding
	warrants,	warrants	securities reflected in
Plan Category	and rights	and rights (1)	column (a)

Equity compensation plans approved by shareholders:	1,918,292	$3.51	3,707,471

Equity compensation plans not approved by shareholders	-	-	-

Total	1,918,292	$3.51	3,707,471
(2)

(1) Weighted-average exercise price shown in table excludes restricted stock units

(2) Includes 32,761 shares remaining available for issuance under the 2001 Plan and 3,674,710 shares remaining available for issuance under the 2004 Plan. Shares available for issuance under the 2001 Plan may be issued pursuant to stock options or restricted stock awards. Shares available under the 2004 plan may be issued pursuant to stock options, stock awards or stock units.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Related Party Transactions

Our policies prohibit loans to directors, officers and employees. There were no such loans outstanding at any time during the year ended December 31, 2005.

We had a loan outstanding from our founder, John Yeros, that arose prior to our IPO. During 2005, $25,602 was repaid to Mr. Yeros and he converted the balance of principal and interest into shares of common stock at a conversion price of $3.00 per share.

In August of 2004, to supply to us additional bridge financing, (i) John Yeros, our founder and Chairman, (ii) Mark Endry, our former President, CEO and a director, (iii) Kent Swanson, a director, and (iv) David Girard, a director, each purchased from the Company $100,000 worth of unsecured promissory notes, bearing interest at 12% per annum, due and payable within 180 days, together with 50,000 warrants to purchase common stock at an exercise price of $4.46 per share, expiring August 2009, for an aggregate investment of $400,000 and the issuance of an aggregate of 200,000 warrants, exercisable until August 2009, at an exercise price of $4.46 per share. We repaid these bridge loans plus all accrued interest in full in October 2004.

MPC paid management fees to its previous owner for management support and oversight until the end of Fiscal 2004. MPC did not pay related party management fees for the year ended December 31, 2005 and will not pay any such fees going forward.

On September 28, 2005, we entered into a one-year consulting agreement with one of our former directors, Angela Blatteis, to provide merger and acquisition consulting services to the company. The base fee is $10,000 per month and there is a success fee of $100,000 and certain stock awards in the event of a consummated acquisition by the company.

In connection with our acquisition of MPC in July 2005, a total of 4,193,267 warrants to purchase common stock at $3.00 per share were issued to prior members of MPC’s parent. In December 2005 and January-February 2006, all of such warrants were transferred to new holders and exercised for cash, resulting in receipt by us of gross proceeds of $12,579,801 before commissions and other transaction expenses. The Swanson Family Limited Partnership, whose trustee is Kent Swanson, a director, acquired 100,000 shares in this transaction and trusts for the benefit of Mr. Swanson’s children obtained an additional 10,000 shares.

In 2002, an entity controlled by Kent Swanson, one of our directors, purchased 110,000 shares of our common stock in a private offering at a purchase price of $3.50 per share, at the same price, and on the same terms as all other participants in the private offering. In May of 2003, Mr. Swanson purchased $50,000 worth of convertible notes and warrants in our 2002-2003 bridge note and warrant purchase offering to accredited investors, at the same price, and on the same terms as all of the other participants in the bridge note and warrant offering, which notes are convertible into shares of our common stock at a price of $3.50 per share, with 1,786 warrants exercisable at $3.85 per share. In October 2003, Mr. Swanson purchased $50,000 worth of our series A preferred stock at a purchase price of $4.375 per share, or 11,429 series A preferred shares, at the same price, and on the same terms as all other series A participants. In February and April of 2004, Mr. Swanson purchased $55,000 worth of convertible notes and warrants in our 2004 bridge note and warrant purchase offering to accredited investors, at the same price, and on the same terms as all of the other participants in the bridge note and warrant offering, which notes are convertible into shares of our common stock at a price of $4.375 per share, with 4,125 warrants exercisable at $4.375 per share. In April 2004, Mr. Swanson agreed to convert this bridge note into common stock prior to our initial public offering. In return, we granted Mr. Swanson 4,125 additional warrants and lowered the conversion price of all of Mr. Swanson’s warrants to $3.50 per share.

We have incurred fees to Bathgate Capital Partners, a registered broker-dealer, for raising debt and equity for us. Steve Bathgate controls Bathgate Capital Partners and is a former director of our company. Mr. Bathgate resigned his board position in January 2004. We paid the following amounts to Bathgate Capital Partners in 2002—$32,000 in cash and $22,000 by issuing stock; in 2003—$8,000 in cash, 25,643 warrants (exercise price of $3.50 each and expiring February 12, 2008) and $35,000 by issuing stock; and in 2004, $62,000 in cash, 13,286 warrants in March 2004 (exercise price of $4.38 each and expiring March 31, 2009) and 1,786 warrants in April 2004 (exercise price of $4.38 per share and expiring April 5, 2009). In connection with the acquisition of MPC Computers, we paid Bathgate affiliates $550,000 in the form of promissory notes and 200,000 warrants exercisable at $3.00 per share. We paid no other compensation to Bathgate Capital Partners or Mr. Bathgate for these services. Since inception, we have used other non-related organizations to perform similar services, on terms and conditions substantially similar to those in the Bathgate Capital Partners arrangements. Accordingly, we believe that our relationship with Bathgate Capital Partners has been conducted on terms and conditions that are substantially similar to those other arrangements.

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

All future transactions between us and our officers, directors, principal shareholders and affiliates will be approved by a majority of the independent and disinterested members of our Board of Directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 13. EXHIBITS

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (2)

3.2	Amended and Restated Bylaws of the Registrant (3)

4.1	Specimen common stock certificate (4)

4.2	Form of representatives’ option for purchase of units (5)

4.3	Form of Warrant Agreement (5)

4.4	Form of Warrant (6)

4.5	2001 Equity Incentive Plan (7)

4.6	2004 Equity Incentive Plan (8)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (11)

10.2	Form of Indemnity Agreement with each Director and certain Officers (11)

10.3**	Management Incentive Plan

10.4**	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005 (9)

10.6	Employment Agreement between HyperSpace Communications, Inc. and Michael S. Adkins dated as of September 28, 2005 (9)

10.7	Employment Agreement between HyperSpace Communications, Inc. and Mark A. Pougnet dated as of September 28, 2005 (9)

10.8	Employment Agreement between HyperSpace Communications, Inc. and Brian T. Hansen dated as of September 28, 2005 (9)

10.9	Employment Agreement between HyperSpace Communications, Inc. and Adam M. Lerner dated as of September 28, 2005 (9)

10.1	Consulting Agreement between HyperSpace Communications, Inc. and Angela Blatteis dated as of September 28, 2005 (9)

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

10.14	Guarantee, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.15	General Security Agreement, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

21.1**	List of Subsidiaries

31.1*	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the President of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the President of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
** Filed with Form 10-KSB on March 31, 2006

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

(11) Incorporated by reference to Exhibit 10.4 and 10.5 on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005.

(12) Incorporated by reference to Exhibit 10.15 on Form 10-QSB/A, filed with the Securities and Exchange Commission on November 16, 2005.

(13) Incorporated by reference to Exhibit 99.1, on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services rendered by Ehrhardt Keefe Steiner & Hottman PC for fiscal years 2005 and 2004 are as follows:

	2005	2004

Audit Fees (1)	$274,925	$39,601
Audit Related Fees (2)	$-	$187,129
Tax Fees	$-	$-
Other Fees	$-	$-

Total Fees	$$274,925	$$226,730

(1) Fiscal year 2005 audit fees consisted of audit and quarterly reviews of the consolidated financial statements for the year ended December 31, 2005, audit of the opening balance sheet of MPC Computers, LLC, and services normally provided by our accountants in connection with statutory and regulatory filings. Fiscal year 2004 audit fees consisted of audit and quarterly reviews of the consolidated financial statements for the year ended December 31, 2004.

(2) Included consents and other services related to our initial public offering and filings with the SEC.

The Audit and Corporate Governance Committee has determined that all services performed by Ehrhardt Keefe Steiner & Hottman PC are compatible with maintaining the independence of Ehrhardt Keefe Steiner & Hottman PC.

Audit and Corporate Governance Committee Pre-Approval Policy

The Audit and Corporate Governance Committee has adopted a policy for the pre-approval of all audit and non-audit services provided by our independent registered public accounting firm. The policy is designed to ensure that the provision of these services does not impair the independent registered public accounting firm’s independence. Under the policy, any services provided by the independent registered public accounting firm, including audit, audit-related, tax and other services, must be specifically pre-approved by the Audit and Corporate Governance Committee.

The Audit and Corporate Governance Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated are required to report any pre-approval decisions to the Audit and Corporate Governance Committee at its next scheduled meeting. The Audit and Corporate Governance Committee does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

For 2005, all audit and non-audit services provided by our independent registered public accounting firm were pre-approved.

In connection with the audit of our financial statements for the fiscal years ended December 31, 2005 and December 31, 2004, Ehrhardt Keefe Steiner & Hottman PC only used full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HyperSpace Communications, Inc.

Date: April 28, 2006	/s/ Mark A. Pougnet
Mark A. Pougnet
Chief Financial Officer and Treasurer

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (2)

3.2	Amended and Restated Bylaws of the Registrant (3)

4.1	Specimen common stock certificate (4)

4.2	Form of representatives’ option for purchase of units (5)

4.3	Form of Warrant Agreement (5)

4.4	Form of Warrant (6)

4.5	2001 Equity Incentive Plan (7)

4.6	2004 Equity Incentive Plan (8)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (11)

10.2	Form of Indemnity Agreement with each Director and certain Officers (11)

10.3**	Management Incentive Plan

10.4**	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005 (9)

10.6	Employment Agreement between HyperSpace Communications, Inc. and Michael S. Adkins dated as of September 28, 2005 (9)

10.7	Employment Agreement between HyperSpace Communications, Inc. and Mark A. Pougnet dated as of September 28, 2005 (9)

10.8	Employment Agreement between HyperSpace Communications, Inc. and Brian T. Hansen dated as of September 28, 2005 (9)

10.9	Employment Agreement between HyperSpace Communications, Inc. and Adam M. Lerner dated as of September 28, 2005 (9)

10.1	Consulting Agreement between HyperSpace Communications, Inc. and Angela Blatteis dated as of September 28, 2005 (9)

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

10.14	Guarantee, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.15	General Security Agreement, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

21.1**	List of Subsidiaries

31.1*	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the President of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the President of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
** Filed with Form 10-KSB on March 31, 2006

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