Form 10QSB
period 2006-03-31
HyperSpace Communications, Inc.
filed 2006-05-15
CIK 1289871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☐   No  ☒

As of March 31, 2006 there were 11,958,139 shares of the issuer’s no par value Common Stock outstanding.

Transitional Small Business Disclosure Format. Yes  ☐   No  ☒

ITEM 1: FINANCIAL STATEMENTS

HYPERSPACE COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheet

(In thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,046	$3,897
Accounts Receivable, net	32,706	42,938
Inventories, net	20,352	21,158
Prepaid Maintenance & Warranty Costs	13,379	17,625
Other Current Assets	853	1,234
Total Current Assets	$68,336	$86,852

Non-Current Assets
Property & Equipment, net	$7,099	$7,813
Goodwill	23,807	23,427
Acquired Intangibles, net	31,753	33,018
Long-Term Portion of Prepaid Maintenance & Warranty Costs	1,083	1,106
Other Assets	1,069	1,027
Total Non-Current Assets	$64,811	$66,391

TOTAL ASSETS	$133,147	$153,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$38,324	$40,749
Accrued Expenses	7,068	11,217
Accrued Licenses & Royalties	3,207	1,606
Current Portion of Accrued Warranties	2,427	2,402
Current Portion of Deferred Revenue	19,665	24,598
Current Portion of Notes Payable & Debt	16,208	23,822
Total Current Liabilities	$86,899	$104,394

Long Term Liabilities
Long term Portion of Notes Payable	$10	$21
Non-Current Portion of Accrued Warranties	2,373	2,373
Non-Current Portion of Deferred Revenue	20,097	19,011
Total Long Term Liabilities	$22,480	$21,405

TOTAL LIABILITIES	$109,379	$125,799

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity
Preferred Stock, no par value; 1,000,000 shares authorized; no shares issued and outstanding at 2006 and 2005	$-	$-
Common Stock, no par value, 50,000,000 shares authorized; 11,958,139 and 10,859,575 shares issued and outstanding at 2006 and 2005, respectively	55,131	51,305
Accumulated Deficit	-31,363	-23,861
Total Shareholders’ Equity	$23,768	$27,444

TOTAL LIABILITIES AND EQUITY	$133,147	$153,243

See accompanying notes to the consolidated financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Unaudited Condensed Consolidated Statements of Operations for the

Three Months Ended March 31, 2006 and 2005.

(In Thousands except for share data)

	2006	2005

Net Sales	$66,464	$89

Cost of Good Sold	$58,373	$57

Gross Margin	$8,091	$32

Operating Expenses
Research & Development	$1,150	$97
Selling, General & Administrative	10,909	837
Depreciation & Amortization	2,019	15
Total Operating Expenses	$14,078	$949

Operating Loss	$(5,987)	$(917)

Other Expense
Interest Expense, net	$1,478	$4
Other Expense	37	-
Total Other Expense	$1,515	$4

Net Loss	$(7,502)	$(921)

Basic and diluted weighted average Common
Shares outstanding	11,347,200	3,732,429

Basic and diluted loss per Common Share	$(0.66)	$(0.25)

The results of MPC have been consolidated effective July 25, 2005, the date the merger with HyperSpace Communications, Inc. became effective, and are not included in the results for the three months ended March 31, 2005. Please see the Management Discussion and Analysis section, which reflects financial results of operations as if HyperSpace and MPC has been consolidated at the beginning of all periods.

See accompanying notes to the consolidated financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows For The

Three Months Ended March 31, 2006 and 2005.

(In Thousands)

	2006	2005
OPERATING ACTIVITIES
Net Loss	$(7,502)	$(921)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	755	15
Amortization	1,265	19
Stock compensation on vesting of RSUs	36	-
Valuation of warrant exchange	767	-
Loss on disposal of assets	35	-
Accrued interest included in notes payable	16	(7)
Provision for Bad Debt	-	31
Changes in Assets and Liabilities
Accounts Receivable	10,003	16
Inventory	807	-
Prepaid Maintenance & Warranty Costs	4,268	-
Other Current Assets	339	(130)
Accounts Payable and Accrued Expenses	(6,289)	154
Accrued Licenses & Royalties	1,601	-
Accrued Warranties	26	-
Deferred Revenue	(3,848)	(13)
Net Cash Used in Operating Activities	$2,279	$(836)

INVESTING ACTIVITIES
Purchase of Property and Equipment	$(77)	$--
Proceeds from the Sale of Fixed Assets	2	-
MPC Acquisition Costs	(437)	-
Net Cash From Investing Activities	$(512)	$-

FINANCING ACTIVITIES
Net activity on Line of Credit	(7,423)	-
Payment of Note Payable	(48)	(1)
Payments on Capital Leases	(110)	-
Net Proceeds from the exercise of stock options	14	-
Net Proceeds from the exercise of Warrants	3,104	-
Payment of Stock Issuance Costs	(155)	-
Net cash provided by financing activities	$(4,618)	$(1)

Net cash increase (decrease) for period	$(2,851)	$(837)

Cash at beginning of period	$3,897	$5,875

Cash at end of period	$1,046	$5,038

The results of MPC have been consolidated effective July 25, 2005, the date the merger with HyperSpace Communications, Inc. became effective, and are not included in the results for the three months ended March 31, 2005.

Statements of Cash Flows

Supplemental disclosure of cash flow information:

Cash paid for interest for the three months ended March 31, 2006 and 2005 was $780 and $39, respectively.

The Company settled an outstanding dispute with Omni Tech in exchange for a cash payment of $240 during the three months ended March 31, 2006.

No cash was paid for income taxes for the three months ended March 31, 2006 and 2005.

See accompanying notes to the consolidated financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Notes to Interim Condensed Consolidated Financial Statements (Information with Respect to the Three Months Ended March 31, 2006 and 2005 is Unaudited)

Note 1—Description of Business and Basis of Presentation

The Company formed in 2001 as a Colorado-based software company and completed an initial public offering in October 2004. In July 2005, the Company acquired MPC Computers, LLC, or MPC, which is now a wholly owned subsidiary. As a result of the MPC acquisition, the size and nature of the Company’s business has changed significantly from the time of its initial public offering. The Company is now an enterprise IT hardware business providing products and services to customers in mid-sized businesses, government agencies and education.

The Company’s primary business is providing PC-based products and services to mid-sized businesses, government agencies and education organizations. The Company manufactures and markets ClientPro® desktop PCs, TransPort® notebook PCs, NetFRAME® servers and DataFRAME™ storage products. The Company also provides hardware-related support services such as installation, technical support, parts replacement, and recycling. In addition to PCs, servers, and storage products, the Company also fulfills its customers’ requirements for third party products, including peripherals and software.

The Company has increased its focus on the Mid-sized business segment as well as its server and storage products. In addition, the Company has recently launched a new contract manufacturing business to utilize excess capacity in its manufacturing facility. This new division, called DirectCM (“DCM”), intends to provide custom manufacturing services for PC desktops, notebooks and servers to regional original equipment manufacturers (OEMs), systems integrators, and value-added resellers (VARs). The Company intends to leverage its manufacturing facility and supply chain expertise to provide economies of scale along with customized solutions to partners in the PC industry. There can be no assurance that the DCM initiative will be successful.

Prior to the Company’s acquisition of MPC, its primary products consisted of HyperWeb™ and HyperTunnel™ software. In November 2005, the Company suspended R&D expenditures on these software products due to a lack of sales and significant sales opportunities. The Company has not had, and does not expect to have, any significant sales of the software products in the future and does not expect to re-commence any R&D efforts.

These consolidated financial statements consolidate the accounts of GTG Holdings and its wholly owned subsidiaries (including MPC) effective July 25, 2005, the date of acquisition by the Company. References to a fiscal year refer to the calendar year in which such fiscal year commences. MPC’s fiscal year ends on the Saturday closest to December 31. MPC’s floating fiscal year-end typically results in a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 53-week fiscal year. References to three-month periods, or fiscal quarters, refer to the 13 weeks ended on the date indicated. MPC’s first quarter ended on April 1, 2006 and no material events occurred between this date and HyperSpace’s quarter end date of March 31, 2006.

Note 2—Going Concern

The accompanying consolidated financial statements have been prepared on a going- concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company’s external independent auditors issued a going concern opinion for the year ended December 31, 2005 in their audit report dated March 20, 2006.

Although the Company and MPC have reported financial losses in recent fiscal periods, as well as experienced significant liquidity constraints, management believes that it has workable plans to attract new financing into the Company. Subsequent to March 31, 2006, the Company closed on a $5 million bridge loan from existing investors as described further in Note 8. In addition, the Company has entered into agreements with two investment banks to conduct a private placement of the Company’s debt or equity securities with gross proceeds of up to $25 million. These agreements do not guaranty that the private placement will be successful and the investment banks are acting as a placement agent only and do not commit to purchase any securities or obtain any minimum amount of funding.

In addition, management is in negotiations with certain convertible debt holders to convert debt to equity. Certain suppliers/vendors may also be willing to continue to defer payment terms until the Company completes a financing. Certain vendors have entered into agreements with the Company for settlements of amounts due at less than the full amount owed. Management is continuing initiatives to reduce overhead expenses and improve gross margins.

 Note 3—Significant Accounting Policies

Interim Financial Information: The unaudited consolidated financial statements for the three months ended March 31, 2006 and 2005 have been prepared in accordance with the SEC’s rules and regulations on interim financial information and include, in the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended March 31, 2006 are not necessarily an indication of the results that may be expected for the entire fiscal year.

These consolidated financial statements and notes should be read in conjunction with the 10-KSB filed with the SEC on March 31, 2006. The footnotes below are those that have changed from the footnotes accompanying the financial statements at December 31, 2005 in the aforementioned 10-KSB or are included to make reading these financial statements more meaningful.

Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions at the time of preparing the consolidated financial statements. These estimates are highly subjective in nature and involve judgments that affect the reported amounts of assets and liabilities. The amounts it will ultimately incur or recover could differ materially from the current estimates based on information not known or not considered significant at the time of preparing such financial statements. Our significant estimates include the collectibility of receivables and corresponding allowance for doubtful accounts, the reserve needed for possible future returns and discounts which may be granted, the carrying value and usefulness of inventory and the related inventory reserves, long-lived asset useful lives and impairment, the timing and amount of future warranty and other product obligation expenses, the recognition of warranty revenue and the cost and settlement of current litigation or items in dispute.

Inventory and Inventory Reserves: Inventory balances are stated at the lower of cost or market, with cost being determined on an average cost basis approximating first in first out (FIFO). The Company regularly evaluates the realizability of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. If circumstances related to MPC’s inventories change, MPC’s estimates of the realizability of inventory could materially change. At March 31, 2006, MPC’s inventory valuation allowance totaled $8.8 million and is recorded as a reduction of inventory on MPC’s consolidated financial statements. Inventory balances, net of valuation allowances, at March 31, 2006 are:

March 31,
2006

Raw Materials	$13,301
Work in Process	393
Finished Goods	6,658

Total Inventory	$20,352

Stock-Based Compensation – Stock Options

Through December 31, 2005, the Company determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and made pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 permitted the use of either a fair value based method or the method defined in APB No. 25 to account for stock-based compensation arrangements. Companies that elected to use the method provided in APB No. 25 were required to disclose the pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method.

During the first quarter of fiscal 2006, the Company adopted the provisions of and accounted for stock-based compensation in accordance with the “SFAS 123R” which replaced SFAS 123 and supersedes APB 25. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All of the Company’s stock options were vested as of December 31, 2005 and no stock options were issued during the three months ended March 31, 2006. Accordingly, the financial statements include no charge under SFAS 123R.

THE IMPACT OF STOCK BASED COMPENSATION ON THE COMPANY’S NET LOSS

Three Months Ended
March 31,
2005
Net loss available to common shareholders—as reported	$(921)
Add: stock-based employee compensation included in net income	$-
Deduct: total stock-based employee compensation expense determined under fair market value method for an award	$(151)
Net loss available to common shareholders—pro forma	$(1,072)
Basic loss per common share—as reported	$(0.25)
Basic loss per common share—pro forma	$(0.29)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. All options are granted at fair market value on the date of the grant. No options have been re-priced or had their maturities extended during the three months ended March 31, 2006. In terms of the provisions of our Incentive

Option Plans, employees, with vested options, who leave the employment of the Company, are required to exercise or forfeit their options within 90 days after leaving employment regardless of the exercise period of the initial grant unless the terms of their departure from the Company allow for such longer time for exercise.

The following table provides the weighted-average assumptions used at March 31, 2005 for all Black-Scholes calculations in the financial statements:

March 31,
2005

Approximate risk free rate	4.3%
Average expected life	6.5 years
Dividend yield	—%
Volatility	25%

The estimated volatility was determined by a review of certain small-cap indices during the quarter ended March 31, 2005. We believe that our actual volatility since our IPO is not reflective of future volatility.

Stock Based Compensation – Restricted Stock Units

Subsequent to the merger the Company began issuing Restricted Stock Units (“RSUs”) as stock based compensation. The Company records a non-cash compensation expense as these RSUs vest that is determined by the number of shares multiplied by the fair market value on that date. As part of the merger agreement, and pursuant to agreements signed with certain MPC officers and key employees, the Company issued RSUs which are classified on the Income Statement in the “Other Income/Expense” category because they relate to the merger transaction.

The Company has granted RSUs subsequent to the merger to members of its Board of Directors and employees. The Company records a non-cash compensation expense as RSUs vest (based on the same method as described above). During the three months ended March 31, 2006, the Company recorded stock compensation expense of $36,000 related to the vesting of RSUs issued to members of its Board of Directors. The compensation expense for RSUs issued after the merger is classified on the Income Statement in the Company’s “Operating Expense” category.

Any RSU recipient who received an award subsequent to the merger, and who leaves the Company voluntarily or for cause after the merger and before these RSUs vest, will forfeit such awards.

Basic Loss Per Share: The Company applies the provisions of SFAS No. 128, “Earnings Per Share”. For the three months ended March 31, 2006 and 2005, total stock options, stock warrants, restricted stock units and convertible debt of 9,173,180 and 5,380,599, respectively, were not included in the computation of loss per share because their effect was antidilutive; however, if the Company were to achieve profitable operations in the future, they could potentially dilute such earnings. The Company’s basic and diluted loss per share is equivalent and accordingly, only basic loss per share has been presented.

Note 4—Notes Payable and Debt

March 31,
2006

Line of Credit	$15,149
Debt Incurred in Merger	512
Convertible Bridge Loans	354
Other Debt	203
Total Notes Payable and Debt	$16,218
Long-term Portion	10
Current Portion of Notes Payable and Debt	$16,208

 All amounts are inclusive of accrued interest.

Line of credit: In July 2005, MPC replaced its credit facility with a three-year facility provided by Wachovia Capital Finance Corporation (Western). On March 24, 2006, MPC entered into an amendment to this facility that provides for borrowings totaling $25 million and shortening the term to expire on March 31, 2007. The maximum borrowings under the revolving line of credit are subject to a borrowing base calculated primarily on eligible receivables and inventory. The interest rate on the line of credit is prime rate plus 2.5% (10.25% at March 31, 2005). Under the credit facility, the Company is subject to certain financial and other covenants including EBITDA and limitations on the amount of property, plant and equipment that can be purchased.

Debt Incurred in Merger: $495,000 is due July 2006 including any unpaid interest, which is accrued at 5% per annum. The holders shall have the right, at any time prior to payment (or pre-payment), to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.00 per share, which was determined at the date of issuance. The common stock underlying these notes are covered by a registration rights agreement.

Convertible Bridge Loans: These notes were issued prior to the Company’s IPO. The outstanding amount is due April 2006 including any unpaid interest which is accrued at 12% per annum. The holder shall have the right, at any time prior to payment (or pre-payment), to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.50 per share. The notes include detachable warrants for purchase of common stock. The value of the warrants was recorded as interest expense in 2004. All assets of the Company collateralize the notes. These notes have registration rights. In May 2006, the company repaid principal and interest to one note holder and two remaining note holders have not yet been paid.

In connection with the above two sections: Warrants and convertible debt issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force (EITF) Issue 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 describes which derivatives should be classified as either equity or liability. If the derivative is determined to be a liability, the liability is fair valued each reporting period with the changes recorded to the consolidated balance sheet and consolidated statement of operations. In regards to the convertible debt, the Company has reviewed the requirements of EITF 00-19 and has determined that the embedded conversion option would qualify as equity under EITF 00-19 and would not be subject to bifurcation from the host instrument.

Note 5—Shareholders’ Equity

In January and February 2006, holders of certain warrants, issued in connection with the acquisition of MPC, transferred warrants to various other individuals and entities who then exercised those warrants and purchased from the Company an aggregate of 1,032,267 shares of its common stock at a price of $3.00 per share, for gross proceeds of approximately $3.1 million before commissions and other transaction expenses. The proceeds from the sales have been used for working capital and other corporate purposes. Concurrent with these transactions, the Company issued 344,089 new ten-year warrants to the original warrant holders at a purchase price of $5.50 per share. The company has recorded an imputed non-cash interest expense of $767,000 in the first quarter of 2006 based on the Black-Scholes valuation of the warrants issued.

Note 6—Segment Information

The Company sells almost entirely into the US market and is managed in the following segments: US Federal Government, State/Local/Education (“SLE”) and Mid-sized Business. The Company also manages its business by product type as detailed below. The HyperSpace software revenue is classified in the Mid-sized Business and Third Party and Other categories. The following information is provided as if the merger has occurred as of the beginning of fiscal 2005.

Sales and Operating (Loss) by Market Segment

For the Three Months Ended March 31,
	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	(Loss)	Sales	(Loss)

US Federal Government	$ 19,701	$ (2,242)	$ 27,938	$ (2,729)

SLE	$ 13,212	$ (1,449)	$ 15,542	$ (1,395)

Mid-sized Business	$ 33,551	$ (2,296)	$ 26,490	$ (1,409)

Total	$ 66,464	$ (5,987)	$ 69,970	$ (5,533)

Sales and Operating (Loss) by Product

For the Three Months Ended March 31,
	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	(Loss)	Sales	(Loss)

Systems	$ 50,388	$ (3,960)	$ 44,594	$ (2,764)

Third Party and Other	$ 16,076	$ (2,027)	$ 25,376	$ (2,769)

Total	$ 66,464	$ (5,987)	$ 69,970	$ (5,533)

Note 7 – Litigation

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

The Company is involved in various other legal proceedings from time to time in the ordinary course of its business. The Company investigates these claims as they arise. The Company is not currently subject to any other legal proceedings that the Company believes would have a material impact on its business. However, due to the inherent uncertainties of the judicial process, the Company is unable to predict the ultimate outcome or financial exposure, if any, with respect to these matters. While the Company intends to vigorously defend these claims and believes the Company has meritorious defenses available to it, there can be no assurance the Company will prevail in these matters. If any of these claims is not resolved in the Company’s favor, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

Settlement of Omni-Tech Litigation

On March 29, 2006, the Company settled an outstanding dispute with Omni-Tech in exchange for a cash payment of $240,000. The settlement was recorded as a reduction in Goodwill at December 31, 2005, as the liability was acquired in the acquisition of MPC by HyperSpace.

Note 8 - Subsequent Events

On April 14, 2006, the Company received a notice from the American Stock Exchange (“AMEX”) that it had failed to satisfy a continued listing rule due to significant operating losses and inadequate liquidity. The notice is based on AMEX’s review of the Company’s Form 10-KSB for the fiscal year ended December 31, 2005, which included an audit opinion containing a going concern qualification. The Company submitted a plan to AMEX on April 26, 2006 advising the steps to be taken to improve both the Company’s operating results and its liquidity. The Company has received no further communications from AMEX.

On April 24, 2006, the Company entered into a Securities Purchase Agreement with certain existing investors pursuant to which it sold convertible debentures for an aggregate of $5 million. The investors also received an aggregate of 1,370,000 5-year warrants to purchase the Company’s no par value common stock for $3.12 per share, its fair market value on the day the transaction closed. Each of the investors has entered into a lock-up agreement pursuant to which they have agreed not to sell any shares of common stock until the earlier of (i) June 15, 2006; or (ii) the date on which the Company publicly announces a private placement of common stock or common stock equivalents resulting in gross proceeds to the company of at least $20 million. The Company is under no obligation to complete any such private placement or other financing, and there can be no assurance that any such private placement or other financing will occur.

The convertible debentures accrue interest at 10% per annum and the $5 million aggregate principal amount becomes due and payable July 24, 2006. The Company prepaid interest expense through July 24, 2006 with 40,064 shares of common stock at the time of the closing. In addition, the Company issued 64,103 shares of common stock as payment of an origination fee to the investors. The debentures are convertible at the option of the holders into shares of common stock at an initial conversion price of $3.12 per share, subject to adjustment as set forth in the debentures. In the event that the debentures are not repaid on the maturity date, the Company will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. Except for the initial interest paid in shares of common stock at closing, all interest payments must be made in cash. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit the Company from incurring additional debt. The Company’s Chairman and Chief Executive Officer has pledged all of his shares of common stock as security for the debentures.

The Company concurrently entered into a Registration Rights Agreement with the investors that requires it to file a registration statement, and have it declared effective, covering all securities issued or issuable under this agreement within a period of 90 days from the date of the agreement (120 days if the registration statement receives a full review by the Securities and Exchange Commission). The Registration Rights Agreement contains customary indemnification and contribution provisions

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot be assured that such expectations will occur. Our actual future performance could differ materially from such statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. The Company’s Annual Report of Form 10-KSB describes many of the significant factors that could cause actual results and events to differ materially and that constitute material risks to our business. You should carefully review the risk factors set forth in the Form 10-KSB. Forward-looking statements apply only as of the date of this report; as such, they should not be unduly relied upon for current circumstances. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

Management’s discussion and analysis of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes in the Company’s Annual Report in Form 10-KSB for the year ended December 31, 2005.

Overview

We were formed in 2001 as a Colorado-based network acceleration software company and completed an initial public offering in October 2004. Our software business generated negligible revenues in 2005. In July 2005, we acquired MPC Computers, LLC, or MPC, which is now our wholly owned subsidiary and our only significant line of business. We still offer our network acceleration software for sale, and have ongoing maintenance support contracts with customers, but we are no longer involved in developing that software. Due to lack of sales, we suspended new development in the network acceleration software products in November 2005. As a result of the MPC acquisition, the size and nature of our business has changed significantly from the time of our initial public offering. All discussion in this section will cover our ownership of MPC as our only current business.

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

Liquidity Constraints and AMEX Notice

We face significant constraints with regard to liquidity and working capital. On April 14, 2006, we received a notice from the American Stock Exchange (“AMEX”) that we had failed to satisfy a continued listing rule. The notice from AMEX states that we are not in compliance with the AMEX Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether we will be able to continue operations and/or meet our obligations as they mature. The notice is based on a review by AMEX of our Form 10-KSB for the year ended December 31, 2005, which included an audit opinion containing a going concern qualification.

The AMEX notice required that by April 26, 2006, we submit a plan advising of the action we have taken, or will take, that will bring us into compliance with the listing standards by June 30, 2006. We submitted the plan as required and the AMEX will evaluate the plan and make a determination as to whether we have made a reasonable demonstration of an ability to regain compliance with the continued listing standards within specified timeframes. If the plan is accepted, we may be able to continue listing during the plan period, during which time we will be subject to periodic review to determine whether we are making progress consistent with the plan. We filed the plan as required and have confirmed receipt thereof by the AMEX. The Company has received no further notices from the AMEX. There can be no assurance that the AMEX will accept the plan submitted by us, that we would make progress consistent with the plan, or that we will be able to continue our listing on the AMEX.

Initiatives to Address Liquidity Constraints

We have undertaken several initiatives in response to our liquidity challenges.

Maintain the Core Business and Accelerate Server/Storage and Mid-sized Business Sales

The desktop and notebook market is intensely competitive and customers increasingly see those products as commodities. Market growth for desktops and notebooks is relatively slow. Our goal is to maintain our market position in these products.

While maintaining our market position in desktops and notebooks, our vision is to become an enterprise IT hardware business providing products and services to customers in mid-sized businesses, government agencies and education. This strategy seeks to capitalize on the growth in our server and storage business, and moves us away from our traditional reliance on desktop and notebook PCs, which our customers increasingly view as commodities. During 2005, we achieved a growth rate of approximately 40% in server and storage products compared to 2004. However, server and storage products presently constitute a small portion of our revenue. In addition to our increased focus on the server and storage markets, our intent is also to increase our focus and investment in the mid-sized business segment which traditionally is less seasonal in nature and carries higher margins than sales to the government and education markets. There is no assurance that we will be able to maintain our market position in desktops and notebooks, continue our growth in our server and storage business, or increase our focus and investment in the mid-sized business segment.

Launch of Direct Computer Manufacturing

In addition to our increased focus on server and storage products, we launched a new division called DirectCM™ (“DCM”) to provide custom manufacturing and distribution services for PC desktops, notebooks and servers to regional original equipment manufacturers (OEMs), systems integrators and value-added resellers (VARs). Initially, the services will primarily involve distribution of partially assembled computer systems supplied by original design manufacturers. Additionally, we plan to leverage our excess capacity in our manufacturing facility and supply chain expertise to provide economies of scale along with customized solutions to partners in the PC industry. Our manufacturing facility is currently running at less than 15% utilization, so we have ample capacity to devote to this effort. In early 2006, we entered into an agreement with Intel with respect to our DCM division. Intel will be providing co-marketing assistance to MPC, to be determined in Intel’s discretion, with a view toward generating demand for the MPC products in the United States, through Intel’s sales and marketing organizations. We anticipate that the first products under this Intel agreement will ship in the second quarter of 2006. We believe that this initiative has the potential to provide incremental growth for our business. We are currently marketing our DCM services to other technology organizations. The DCM business will entail entering new markets, developing new product and service offerings and pursing new customers. We cannot assure you that the initiative will generate significant sales or margins.

Reduction of Operating Expenses

Subsequent to the consummation of the merger with MPC, we reduced certain overhead expenses in the following areas:

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

We believe that these initiatives will result in savings of approximately $5 million in operating expenses on an annualized basis. Company staff has decreased from approximately 800 people at the time of the merger to approximately 680 people today. In conjunction with the staff reductions, the Company incurred severance costs. On a pro-forma basis, our operating expenses for the three months ended March 31, 2006 (ignoring depreciation and amortization which are significantly higher due to the revalued assets in the merger) are approximately $1 million lower, or approximately 8.25% lower compared to the same period in 2005. However, there can be no assurance that the additional future savings will be realized or that the reductions will not have a negative impact on our operations.

Gross Margin Initiatives

We launched initiatives to improve gross margin beginning in January 2006. We are focusing on returns, freight costs, manufacturing productivity and customer evaluation units as areas of opportunity to improve our gross margins. Our Q1 2006 results reflect an improvement in our gross margin compared to Q4 of 2005 and all of 2005. We continue to be active in cost management and constantly seek ways to run our business more cost effectively. There can be no assurance that the margin improvements can be sustained.

Obtained a Bridge Loan

In April 2006 we closed a $5 million unsecured bridge loan from existing investors that becomes due and payable on July 24, 2006. Although this bridge has conversion rights, there can be no assurance that it will convert.

If the bridge loan holders do not elect to convert the bridge, it is anticipated it will be repaid from the proceeds of the private placement that we are attempting to complete as described below. If the loan is not repaid on the maturity date, we will be in default and the balance will accrue interest at a rate of 22% per annum or the maximum permitted by law, whichever is less.

Pursuing Private Placement

In March and April 2006, we entered into agreements with two investment banks to act as placement agents in connection with a private placement of up to $25 million of the Company’s stock or debt. It is contemplated that the transaction, if completed, will be a convertible preferred stock or debt offering including the issuance of warrants.

Any proceeds will be for general corporate purposes including the payment of certain past due amounts owed to vendors. The agreements do not guaranty that a specific amount will be raised and deal terms may differ materially from those currently contemplated. There is no commitment by either of the investment banks to purchase any shares themselves and there is no assurance that the transaction will be consummated.

First Quarter Summary

• Overall revenue for Q1 2006 decreased 5% compared to Q1 2005.
• Gross margins for Q1 2006 were 12.2%, an increase compared to 11.7% in Q1 2005.
• The Q1 2006 gross margin of 12.2% is also an improvement over 10.9% in Q4 2005, despite the expected seasonal revenue decline of approximately $20 million.
• The EBITDA loss for Q1 2006 was $4.0 million, an improvement of $1.0 million compared to Q1 2005.
• Revenue from server and storage products was $6.5 million, an increase of 91% compared to Q1 2005.

•      Revenue from desktop products was $32.9 million, a decrease of 2% compared to Q1 2005, while revenue from notebook products was $11.0 million, an increase of 42% compared to Q1 2005. Sales of third party products and services (monitors, printers and other accessories) were $16.1 million, a decrease of 37% compared to Q1 2005.

• Sales to customers in the mid-enterprise commercial segment increased by 27% in Q1 2006 compared to Q1 2005. This customer segment now represents 50.5% of our overall customer mix.
• Sales to public sector customers decreased compared to Q1 2005, with revenue from the federal segment falling by 29% and revenue from the state/local government and education segment falling by 15%.
• We launched our new DirectCM operating division, which intends to provide PC contract manufacturing and distribution services to smaller PC vendors referred to as system builders

•      We completed a series of warrant exchange and exercise transactions that began in Q4 2005, resulting in an aggregate cash raise of approximately $12.0 million and obtained from existing investors an additional bridge loan of $5.0 million.

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

KEY INDICATIONS OF FINANCIAL CONDITION AND PERFORMANCE ASSUMING THE MPC MERGER TOOK PLACE ON JANUARY 1, 2005

Pro-Forma Comparison of the Three Months ended March 31, 2006 to 2005 (Unaudited)
	2006	2005	% Change

Net Sales	$ 66,464	$ 69,970	-5.0%

Cost of Good Sold	$ 58,373	$ 61,808	-5.6%

Gross Margin	$ 8,091	$ 8,162	-0.9%
Gross Margin %	12.2%	11.7%

Operating Expenses
Research & Development	$ 1,150	$ 1,342	-14.3%
Selling, General & Administrative	$ 10,909	$ 11,805	-7.6%
Depreciation & Amortization	$ 2,019	$ 548	268.4%
Total Operating Expenses	$ 14,078	$ 13,695	2.8%
Operating expenses as a % of Revenue	21.2%	19.6%

Operating Loss	$ (5,987)	$ (5,533)	8.2%

Other (Income)/Expense
Interest Expense, net	$ 1,478	$ 413	257.9%
Merger related Stock Compensation	-	-	-
Other Expense	$ 37	-	-
Total Other (Income)/Expense	$ 1,515	$ 413	266.8%

Net Loss	$ (7,502)	$ (5,946)	26.2%

EBITDA	$ (3,968)	$ (4,985)	-20.4%
EBITDA % of sales	-6.0%	-7.1%

Reconciliation of Net Income (Loss) to EBITDA:

Net Income (Loss)	$ (7,502)	$ (5,946)

Interest (Income)/Expense	$ 1,478	$ 413
Merger Related Stock Comp Exp	-	-
Other (Income)/Expense	$ 37	-
Depreciation & Amortization	$ 2,019	$ 548

EBITDA	$ (3,968)	$ (4,985)

Because management believes that it provides a more meaningful discussion and analysis, all results will be discussed on a pro-forma basis, which combines our results with those of MPC for all of 2005.

Revenues:

Net revenue for the three months ended March 31, 2006 was $66.5 million, a decrease of 5%, or $3.5 million, compared to 2005.

This decline was due primarily to lower revenues in our public sector business, as sales to the federal government decreased by 29% for the three months ended March 31, 2006 compared to 2005. In addition, sales to state/local government and education customers decreased by 15% for the three months ended March 31, 2006 compared to the same period in 2005. These declines were partially offset by an increase in sales to mid-size enterprise commercial customers, which increased by 27% for the three months ended March 31, 2006 compared to 2005. Sales to mid-sized enterprise customers rose as a percentage of total sales from 37.9% for the three months ended March 31, 2005 to 50.5% for the three months ended March 31, 2006

The decline in federal sales resulted from lower sales to several large federal agencies, most notably the Department of Veterans Affairs, which purchased lower volumes of IT equipment in the three months ended March 31, 2006 compared to the same period in 2005 due to budgetary constraints. The lower federal revenue number also reflects the decisions of several large federal branches, including the US Air Force and US Army, to consolidate their PC purchases using “bulk buy” vehicles to secure the lowest possible pricing.

In the state/local government and education markets, we chose not to participate in certain business opportunities where the sales prices would have resulted in unacceptable margins. We expect that because of competitive pressures, decreased average sales prices and increased use of “bulk buy” purchasing by federal customers, net sales to federal, state/local government, and education customers may continue to decline.

Our revenue in the mid-enterprise commercial segment increased due to sales of new products designed for this segment, particularly products in the servers and storage area.

From a product perspective, for the three months ended March 31, 2006, revenue from our server and storage products was $6.5 million, an increase of 91% compared to 2005, while revenue from PC notebook products was $11.0 million, an increase of 42% compared to 2005. For the three months ended March 31, 2006, revenue from our desktop products was $32.9 million, a decrease of 2% compared to the same period in 2005, while revenue from third-party products and services (such as monitors, printers and other accessories) was $16.1 million, a decrease of 37% compared to 2005.

The decline in third-party product sales is directly related to the decrease in revenues from federal government sales. Our largest customer, the US Department of Veterans Affairs, purchases large volumes of third-party products, so the decline in sales to this customer resulted in lower third-party sales for MPC.

The continuing decline in desktop sales reflects the industry trend for these types of products to be viewed increasingly as commodities by our customers so that acquisition price becomes the primary purchase criteria. To address this trend, we have identified a strategic initiative to reduce our dependence on sales from desktop and notebook PCs and to focus instead on server and storage products that currently enjoy higher growth rates and margins.

Gross Profit Margin:

As a percentage of net sales, gross profit margin increased to 12.2% for the three months ended March 31, 2006 from 11.7% 2005. Gross margins for the three months ended March 31, 2006 also improved sequentially from 10.9% in Q4 2005, despite the expected seasonal decline in revenue of approximately $20 million.

The improvement in gross margin percentage was largely due to our sales mix toward higher margin server/storage sales and sales to the Mid-sized business segment. Sales of lower margined desktops and third party products as well as lower margined sales to the Government declined. In addition, our gross margin improvement initiatives in the areas of reducing returns, lowering freight costs, increasing manufacturing productivity and reducing the number of customer evaluation units contributed to an increase in gross margin.

Research & Development Costs:

Research and development expenses decreased to $1.2 million for the three months ended March 31, 2006 from $1.3 million in 2005 as a result of lower tooling charges. As a percentage of net sales, research and development expenses decreased to 1.7% for the three months ended March 31, 2006 from 1.9% in 2005.

Selling, General & Administrative Expenses:

Selling, general and administrative expenses decreased to $10.9 million for the three months ended March 31, 2006 from $11.8 million in 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 16.4% for the three months ended March 31, 2006 from 16.9% in 2005.

These reductions are primarily a result of the elimination of headcount, which occurred subsequent to HyperSpace’s acquisition of MPC in late 2005. Headcount was reduced in the following areas:

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

Other (Income) Expense: This is comprised of interest expense charges on the various borrowings, primarily the Wachovia facility, and imputed interest on warrants issued. The increase from Q1 2005 to Q1 2006 is mostly attributable to the imputed interest on warrants issued to MPC’s former parent and a higher interest rate on the Wachovia line of credit.

Income taxes: We make no provision for income taxes because, since inception, we have not been profitable. We have a net operating loss carry-forward available to offset future federal and state income tax expenses to an amount that approximates our accumulated deficits. Our net operating loss carry-forward will expire in varying amounts from 2021 to 2023. The utilization of the net operating loss carry-forward as an offset to future taxable income is subject to the limitations under US federal income tax laws. One such limitation is imposed where there is a greater than 50% change in ownership of our company.

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

Under our articles of incorporation, we have agreed to indemnify our officers and directors in connection with activities on our behalf. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have not recorded any liability for these agreements as of March 31, 2006. We have also entered into indemnification agreements with our directors and certain officers.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R “Share-Based Payment,” a revision to FASB No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion NO. 25 and requires public companies to recognize as compensation expense an amount equal to the fair value of share-based payments granted, such as employee stock options. This is based on the grant-date fair value of those instruments. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans and the accounting for income tax effects of share-based payment transactions. SFAS 123R is effective commencing January 1, 2006.

As of March 31, 2006, the Company has no unvested stock options and does not intend to use stock options as a compensation tool in the future. Effective with the completion of the merger, the Company’s Compensation Committee has determined that Restricted Stock Units are the form of stock compensation that it will use for employees. Accordingly, SFAS 123R is unlikely to have any impact on the Company. As discussed in the financial statements, the Company does take a charge to its Statement of Operations for the fair value of Restricted Stock Units issued on the dates the awards vest.

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

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. Consequently, HyperSpace adopted the provisions of SFAS 154 for its fiscal year beginning on January 1, 2006. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on HyperSpace’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements” to provide additional guidance with regard to the application of lease term under Paragraph 9 of FASB Statement No. 13, Accounting for Leases, which indicates that for the purposes of lease classification, a lease term cannot be changed unless either: (a) modifications of lease provisions result in the lease being considered a new agreement or (b) extension or renewal beyond the existing lease term occurs. The consensus position reached was that an amortization period for a leasehold improvement would be based on the shorter of asset life or lease term, including renewals that are reasonably assured. Management currently believes that adoption of the provisions of this EITF will not have a material impact on HyperSpace’s consolidated financial statements.

Use of Estimates and Critical Accounting Policies

This discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In order to prepare these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the valuation of long-lived assets, inventory reserves, sales return reserves, allowances for doubtful accounts and other liabilities, such as product warranty reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our use of estimates and critical accounting policies are described in more detail in Note 3 in the unaudited financial statements.

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

This discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In order to prepare these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the valuation of long-lived assets, inventory reserves, sales return reserves, allowances for doubtful accounts and other liabilities, such as product warranty reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our use of estimates and critical accounting policies are described in more detail in Note 3 in the unaudited financial statements.

Liquidity and Capital Resources

We face significant constraints with respect to our liquidity and working capital. As of March 31, 2006, we had cash and cash equivalents of $1.0 million, which constituted a decrease of $2.9 million compared to $3.9 million as of December 31, 2005. Our current assets decreased to $68.3 million at March 31, 2006 and our current liabilities (exclusive of deferred revenue which is not yet earned) decreased to $67.2 million. Included in the current liability total is approximately $1.0 million in costs unpaid, including legal and banking costs, which relate to the merger.

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

MPC’s liquidity has been constrained because of lower revenues and gross margins in 2005 compared to 2004, ongoing losses, using cash to support fundraising initiatives, expending funds to secure a new line-of-credit, costs expended to consummate the merger with HyperSpace, severance paid to employees, and the significant amount of cash withdrawn by its prior owner in the years before the acquisition. Because MPC’s liquidity has been constrained, MPC has managed its cash position by extending payments to suppliers, some of whom have placed MPC on credit hold. On many occasions this has delayed delivery of components to MPC’s manufacturing facility until payments were made. MPC has also received notices of default and threatened litigation from some suppliers, including Microsoft, but has generally cured the defaults or settled the amount owed or otherwise managed the supplier relationship. During the quarter ended March 31, 2006, delivery and credit issues with suppliers because of late payments have generally increased compared to prior periods. Further recurring late payments will result in additional credit holds, requirements that we pre-pay for products, a refusal to deliver components or termination of supply arrangements, any of which could have a material adverse effect on our financial condition and results of operations.

MPC has financed its operations from internally generated cash and a credit facility, which has limited borrowing availability. In July 2005, MPC replaced its prior credit facility with a new three-year facility provided by Wachovia Capital Finance Corporation (Western). This facility, like MPC’s prior facility, is secured by a pledge of substantially all of MPC’s assets and is subject to certain financial covenants. HyperSpace became a guarantor of the Wachovia credit facility at the time of the merger, and has pledged substantially all of its assets in support of the guaranty. The financial covenants include EBITDA and limitations on the amount of property, plant and equipment that can be purchased. On a daily basis, MPC often borrows the maximum amount available under the credit facility and we believe this trend will continue for the foreseeable future. As of March 31, 2006, MPC’s borrowings under the Wachovia facility were approximately $15.1 million, excluding $3.4 million of standby letters of credit issued as collateral against credit lines established with some of its vendors, with approximately $0.5 million of remaining credit available based on the borrowing base calculation.

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

MPC was in violation of one of the covenants that requires maintenance of minimum EBITDA as of September 30, 2005 and again for the quarter-ended December 31, 2005. For the quarter ended September 30, 2005, we obtained a waiver from Wachovia for this non-compliance by paying a fee of $150,000. On March 24, 2006, we entered into an amendment to the Wachovia credit facility providing, among other things:

• A reduction in the maximum amount of the loan from $60 million to $25 million,
• An increase in the interest rate from prime plus 0.5% to prime plus 2.5%,
• A reduction in the amount which is loaned against inventory,
• An increase in the minimum liquidity from $1 million to $2.5 million,
• The term of the loan will expire on March 31, 2007,
• Lower EBITDA requirement of ($3.25M) for the first quarter of 2006, and
• A waiver of the failure to meet the EBITDA covenant for the fourth quarter of 2005.

Historically the loan balance under the Wachovia facility has exceeded $25 million as MPC gets to its second and third quarters on increased revenues. Unless we are able to obtain additional liquidity from other sources or increase the $25 million loan balance through Wachovia, the $25 million maximum loan amount under the amended Wachovia facility will not provide adequate borrowing availability and will have a material negative impact on our business and results of operations. We are currently seeking ways to increase available liquidity, including potential replacement of Wachovia with a new lender. We estimate that establishing a new credit facility would cost approximately $1.5 million including origination fees, legal fees and early termination fees to Wachovia. Any new credit facility may be at higher interest rates than those currently paid to Wachovia. There can be no assurance that we will be successful in being able to replace or add to the revised Wachovia terms. We are unlikely to meet the second quarter of 2006 EBITDA covenant under the amended Wachovia facility. There can be no assurance that Wachovia will be willing to grant a waiver in the case of any future violation of the covenants under the credit facility. If we default under the Wachovia facility, Wachovia could exercise several remedies including foreclosure on all of our assets.

We are actively exploring alternatives to increase our liquidity, and have achieved limited success. From December 2005 to February 2006, we raised approximately $12.6 million, prior to expenses and commissions, through warrant exercises. On April 24, 2006, we obtained a bridge loan in the amount of $5 million. This bridge loan was obtained through a Securities Purchase Agreement with certain existing investors pursuant to which we sold convertible debentures for an aggregate of $5 million. The investors also received an aggregate of 1,370,000 warrants to purchase our no par value common stock for $3.12 per share, the fair market value on the day the transaction closed.

The convertible debentures accrue interest at 10% per annum and the $5 million aggregate principal amount becomes due and payable July 24, 2006. We prepaid the interest expense through July 24, 2006 with 40,064 shares of common stock at the time of the closing. In addition, we issued 64,103 shares of common stock as payment of an origination fee to the investors. The debentures are convertible at the option of the holders into shares of common stock at an initial conversion price of $3.12 per share, subject to adjustment as set forth in the debentures. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. Except for the initial interest paid in shares of common stock at closing, all interest payments must be made in cash. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt. Our Chairman and Chief Executive Officer has pledged all of his shares of common stock as security for the debentures.

The $12.6 million raised through the warrant exercises and the $5 million in a bridge loan are not sufficient to fully address our liquidity constraints. We need to raise a significant amount of additional funds to satisfy supplier payment obligations and to cover continued operating losses. There can be no assurance that we will be able to secure additional sources of financing. Even if we do obtain additional funding, the amount of such funding may not be sufficient to fully address all of our liquidity constraints. If we are unable to obtain additional liquidity from third party financing sources, it will be difficult or impossible for us to cure our liquidity needs and we may be forced to seek additional extension of credit terms with creditors and suppliers, which they may not be willing to provide. We may incur additional interest expenses or grant other concessions to suppliers in return for granting additional terms. Continuing liquidity constraints could negatively and materially impact our business and results of operations. In particular, our liquidity constraints could impact our ability to obtain components from suppliers, our ability to satisfy obligations to customers and to sell additional product to customers in the future, our ability to retain key employees and our ability to fund capital expenditures or execute our business strategies, or could result in bankruptcy.

On March and April 2006, we entered into agreements with two investment banks, to act as placement agents in connection with a private placement of up to $25 million of our stock or debt. It is contemplated that the transaction will be a convertible preferred stock or debt offering including the issuance of warrants. The proceeds will be for general corporate purposes including the payment of past due amounts owed to vendors. The agreements do not guaranty that a specific amount will be raised and deal terms may differ materially from those currently contemplated. There is no commitment by either of the investment banks to purchase any shares themselves and there is no assurance that the transaction will be consummated.

Under its prior ownership before the merger, MPC made several unsuccessful attempts to raise additional capital to address its liquidity needs. Subsequent to the merger, we have been engaged in several attempts to raise capital. Except for funds raised though the exercise of warrants in late 2005 and early 2006 and the bridge loan in April 2006, which collectively have raised $17.6 million, these attempts have been unsuccessful. We may not be successful in future attempts to raise additional capital. If we are not able to raise additional capital to address our liquidity needs, we will not be able to effectively operate the business and you could lose the entire value of your investment.

Contractual Obligations

We are obligated to make future payments under various contracts, such as operating leases, royalty and licensing agreements and unconditional purchase obligations. The following represents our contractual commitments as of March 31, 2006 (in thousands):

	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years

Operating leases	4,087	1,871	2,147	69	-
Royalty/licensing agreements (1)	2,290	2,290	-	-	-
Severance Agreements	150	150	-	-	-
Employment Agreements	2,280	1,520	760	-	-
Outstanding purchase orders (2)	24,513	24,513	-	-	-
Other Obligations	985	705	170	110	-

Total contractual cash obligations	$ 34,305	$ 31,049	$ 3,077	$ 179	$ -

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

The Board of Directors approved a Management Incentive Plan for certain key MPC and HyperSpace employees for 2006. No amounts are accrued as of March 31, 2006 as no amounts were earned.

MPC currently leases approximately 340,700 square feet of office and manufacturing space at 906 E. Karcher Road, Nampa, Idaho, under a lease that expires May 31, 2008 and a retail location nearby consisting of 5,000 square feet which expires on April 30, 2007. MPC also leases approximately 13,320 square feet of office space in Waukesha, Wisconsin under a lease that expires August 1, 2006 and 1,579 square feet of office space for a regional sales office located in Oakbrook, Illinois which expires January 31, 2008. Additionally, our corporate headquarters are located at 116 Inverness Drive East, Englewood, CO, consisting of 2,488 square feet under a lease that expires July 31, 2010.

In September 2005, we entered into employment agreements with five of our key officers. The details of these are included in a Form 8-K filed with the SEC on September 30, 2005. These agreements bear standard employment terms and conditions. The employment agreements are effective through April 1, 2007 and automatically extend for additional one-year terms at the Company’s option. These agreements carry minimum annual base salaries of approximately $1.5 million. In addition, as part of the merger, the Company has an agreement with a former officer which has unpaid severance payments of approximately $150,000.

Quantitative and Qualitative Disclosures About Market Risk

MPC is subject to interest rate risk on its credit facility. MPC’s obligations under the facility are a floating rate based on the prime rate plus 2.5%. As interest rates rise MPC will be subject to higher interest payments if outstanding balances remain unchanged.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors, and other information included in or incorporated by reference into this report, including our financial statements and the related notes thereto. You should carefully review and consider all of the risk factors set forth in “Item 1, Risk Factors” in our previously filed Form 10-KSB for the period ending December 31, 2005. Additionally, described below are some additional principal risks that we expect to face. However, the risk factors set forth below and in the Form 10-KSB are not the only risks we may face. Additional risks and uncertainties that we do not presently know about, or have not yet identified, may also adversely affect our business. Our business, operating results and financial condition could be seriously harmed and you could lose your entire investment by the occurrence of any of the following risks, or by unforeseen risks not listed below.

We have failed to satisfy an AMEX listing requirement and may be delisted from the AMEX

On April 14, 2006, we received a notice from the American Stock Exchange (“AMEX”) that we have failed to satisfy a continued listing rule. The notice from AMEX states that we are not in compliance with the AMEX Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether we will be able to continue operations and/or meet our obligations as they mature. As required by the AMEX notice, we submitted a plan advising the action we have taken, or will take, that will bring us into compliance with the listing standards by June 30, 2006. The AMEX will evaluate the plan and make a determination as to whether we have made a reasonable demonstration of an ability to regain compliance with the continued listing standards within specified timeframes. If the plan is accepted, we may be able to continue listing during the plan period, during which time we will be subject to periodic review to determine whether we are making progress consistent with the plan. We have received no further notices from the AMEX in response to the submission of our plan. There can be no assurance that AMEX will accept the plan submitted by us, that the we will make progress consistent with the plan, or that we will be able to continue our listing on the AMEX. If we are unable to continue our listing on the AMEX, the value of your investment could be substantially reduced.

The funds we have raised are not sufficient to fully address our liquidity constraints, there is no assurance that we will be able to raise additional funds, and failure to raise significant additional financing could have a material negative impact on our business and could result in bankruptcy.

From December 2005 to February 2006, we raised $12.6 million, prior to expenses and commissions, through warrant exercises. Additionally, on April 25, 2006, we closed a $5 million bridge loan from existing investors. These funds are not sufficient to fully address our liquidity constraints, and have been almost entirely spent to pay overdue vendor accounts. If we are unable to obtain significant additional financing, we could default in our obligations to our creditors. Additionally, our liquidity constraints could impact our ability to obtain components from suppliers, our ability to satisfy obligations to customers and to sell additional product to customers in the future, our ability to retain key employees and our ability to fund capital expenditures or execute our business strategies, or could result in bankruptcy.

ITEM 3. CONTROLS AND PROCEDURES

We have performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our Chief Executive Officer, President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There have been no changes in our internal control over financial reporting during the three months ending March 31, 2006 that have materially affected, or are reasonably likely to have had a material affect, on our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Phillip Adams & Associates, LLC v. MPC Computers, LLC, et al

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

The Company is involved in various other legal proceedings from time to time in the ordinary course of its business. The Company investigates these claims as they arise. The Company is not currently subject to any other legal proceedings that the Company believes would have a material impact on its business. However, due to the inherent uncertainties of the judicial process, the Company is unable to predict the ultimate outcome or financial exposure, if any, with respect to these matters. While the Company intends to vigorously defend these claims and believes the Company has meritorious defenses available to it, there can be no assurance the Company will prevail in these matters. If any of these claims is not resolved in the Company’s favor, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All shareholder transactions during the quarter ended March 31, 2006 include:

• 3,571 shares of common stock issued with respect to the exercise of options
• 1,034,410 shares of common stock issued with respect to the exercise of warrants
• 864 shares of common stock issued with respect to the conversion of interest
• 59,719 shares of common stock issued with respect to vesting of restricted stock units

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

2.2	Securities Purchase Agreement dated April 24, 2006 (15)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (2)

3.2	Amended and Restated Bylaws of the Registrant (3)

4.1	Specimen common stock certificate (4)

4.2	Form of representatives’ option for purchase of units (5)

4.3	Form of Warrant Agreement (5)

4.4	Form of Public Warrant (6)

4.5	2001 Equity Incentive Plan (7)

4.6	2004 Equity Incentive Plan (8)

4.7	Form of Convertible Debenture (15)

4.8	Form of Bridge Warrant (15)

4.9	Registration Rights Agreement dated July 25, 2005, as amended December 6, 2006 (16)

4.1	Registration Rights Agreement dated April 24, 2006 (15)

4.11	Form of Lock-up Agreement (15)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (11)

10.2	Form of Indemnity Agreement with each Director and certain Officers (11)

10.3	Management Incentive Plan

10.4	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended (14)

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005 (9)

10.6	Employment Agreement between HyperSpace Communications, Inc. and Michael S. Adkins dated as of September 28, 2005 (9)

10.7	Employment Agreement between HyperSpace Communications, Inc. and Mark A. Pougnet dated as of September 28, 2005 (9)

10.8	Employment Agreement between HyperSpace Communications, Inc. and Brian T. Hansen dated as of September 28, 2005 (9)

10.9	Employment Agreement between HyperSpace Communications, Inc. and Adam M. Lerner dated as of September 28, 2005 (9)

10.1	Consulting Agreement between HyperSpace Communications, Inc. and Angela Blatteis dated as of September 28, 2005 (9)

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

(11) Incorporated by reference to Exhibit 10.4 and 10.5, respectively, on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005.

(12) Incorporated by reference to Exhibit 10.15 on Form 10-QSB/A, filed with the Securities and Exchange Commission on November 16, 2005.

(13) Incorporated by reference to Exhibit 99.1, on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2006.

(14) Incorporated by reference to Exhibit 10.3, 10.4 and 21.1., respectively, on Form 10KSB, filed with the Securities and Exchange Commission On March 31, 2006.

(15) Incorporated by reference to Exhibit 2.1, 4.1, 4.2, 4.3 and 4.4, respectively, on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006.

(16) Incorporated by reference to Exhibits 99.1 and 99.2 on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HyperSpace Communications, Inc

Date: May 15, 2006	/s/: John P. Yeros
John P. Yeros
Chairman and CEO
.
Date: May 15, 2006	/s/: Michael S. Adkins
Michael S. Adkins
President

Date: May 15, 2006	/s/: Mark A. Pougnet
Mark A. Pougnet
Chief Financial Officer

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

2.2	Securities Purchase Agreement dated April 24, 2006 (15)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (2)

3.2	Amended and Restated Bylaws of the Registrant (3)

4.1	Specimen common stock certificate (4)

4.2	Form of representatives’ option for purchase of units (5)

4.3	Form of Warrant Agreement (5)

4.4	Form of Public Warrant (6)

4.5	2001 Equity Incentive Plan (7)

4.6	2004 Equity Incentive Plan (8)

4.7	Form of Convertible Debenture (15)

4.8	Form of Bridge Warrant (15)

4.9	Registration Rights Agreement dated July 25, 2005, as amended December 6, 2006 (16)

4.1	Registration Rights Agreement dated April 24, 2006 (15)

4.11	Form of Lock-up Agreement (15)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (11)

10.2	Form of Indemnity Agreement with each Director and certain Officers (11)

10.3	Management Incentive Plan

10.4	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended (14)

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005 (9)

10.6	Employment Agreement between HyperSpace Communications, Inc. and Michael S. Adkins dated as of September 28, 2005 (9)

10.7	Employment Agreement between HyperSpace Communications, Inc. and Mark A. Pougnet dated as of September 28, 2005 (9)

10.8	Employment Agreement between HyperSpace Communications, Inc. and Brian T. Hansen dated as of September 28, 2005 (9)

10.9	Employment Agreement between HyperSpace Communications, Inc. and Adam M. Lerner dated as of September 28, 2005 (9)

10.1	Consulting Agreement between HyperSpace Communications, Inc. and Angela Blatteis dated as of September 28, 2005 (9)

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

(11) Incorporated by reference to Exhibit 10.4 and 10.5, respectively, on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005.

(12) Incorporated by reference to Exhibit 10.15 on Form 10-QSB/A, filed with the Securities and Exchange Commission on November 16, 2005.

(13) Incorporated by reference to Exhibit 99.1, on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2006.

(14) Incorporated by reference to Exhibit 10.3, 10.4 and 21.1., respectively, on Form 10KSB, filed with the Securities and Exchange Commission On March 31, 2006.

(15) Incorporated by reference to Exhibit 2.1, 4.1, 4.2, 4.3 and 4.4, respectively, on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006.

(16) Incorporated by reference to Exhibits 99.1 and 99.2 on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2005.