Form 10QSB
period 2006-06-30
HyperSpace Communications, Inc.
filed 2006-08-14
CIK 1289871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐        TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-115404

HYPERSPACE COMMUNICATIONS, INC.

(Name of small business issuer as specified in its charter)

COLORADO	84-1577562
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

116 Inverness Drive East, Englewood, Colorado 80112
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

Yes  ☐   No  ☒

As of July 31, 2006 there were 12,085,184 shares of the issuer’s no par value Common Stock outstanding.

Transitional Small Business Disclosure Format. Yes  ☐   No  ☒

ITEM 1: FINANCIAL STATEMENTS

HYPERSPACE COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheet

(In thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$993	$3,897
Accounts Receivable, net	30,154	42,938
Inventories, net	22,123	21,158
Prepaid Maintenance & Warranty Costs	10,035	17,625
Other Current Assets	731	1,234
Total Current Assets	$64,036	$86,852

Non-Current Assets
Property & Equipment, net	$6,374	$7,813
Goodwill	22,197	23,427
Acquired Intangibles, net	17,253	33,018
Long-Term Portion of Prepaid Maintenance & Warranty Costs	954	1,106
Other Assets	821	1,027
Total Non-Current Assets	$47,599	$66,391

TOTAL ASSETS	$111,635	$153,243

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$37,393	$40,749
Accrued Expenses	4,233	11,217
Accrued Licenses & Royalties	4,706	1,606
Current Portion of Accrued Warranties	2,306	2,402
Current Portion of Deferred Revenue	16,340	24,598
Derivative Financial Instruments at Estimated Fair Value	5,075	-
Current Portion of Notes Payable & Debt	11,923	23,822
Total Current Liabilities	$81,976	$104,394

Long Term Liabilities
Long term Portion of Notes Payable	$4	$21
Non-Current Portion of Accrued Warranties	2,161	2,373
Non-Current Portion of Deferred Revenue	21,665	19,011
Total Long Term Liabilities	$23,830	$21,405

TOTAL LIABILITIES	$105,806	$125,799

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred Stock, no par value; 1,000,000 shares authorized; no shares issued and outstanding at 2006 and 2005	$-	$-
Common Stock, no par value, 50,000,000 shares authorized; 12,085,184 and 10,859,575 shares issued and outstanding at 2006 and 2005, respectively	56,304	51,305
Accumulated Deficit	(50,475)	(23,861)
Total Shareholders' Equity	$5,829	$27,444

TOTAL LIABILITIES AND EQUITY	$111,635	$153,243

See accompanying notes to the consolidated financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Unaudited Condensed Consolidated Statements of Operations for the

Three and Six Months Ended June 30, 2006 and 2005.

(In thousands except for share data)

	June 30,
	Three months Ended		Six Months Ended
	2006	2005	2006	2005

Net Sales	$68,529	$76	$134,993	$165

Cost of Good Sold	$60,065	$31	$118,438	$87

Gross Margin	$8,464	$45	$16,555	$78

Operating Expenses
Research & Development	$985	$83	$2,135	$180
Selling, General & Administrative	10,189	609	21,098	1,446
Depreciation & Amortization	2,020	15	4,040	31
Impairment of Intangibles	13,235	-	13,235	-
Total Operating Expenses	$26,429	$707	$40,508	$1,657

Operating Loss	$(17,965)	$(662)	$(23,953)	$(1,579)

Other (Income)/Expense
Interest Expense, net	$1,166	$(2)	$2,644	$2
Gain on Vendor Settlements	(843)	-	(843)	-
Change in Estimated Fair Value of Derivative Financial Instruments	909	-	909	-
Other Expense	(85)	-	(49)	-
Total Other (Income)/Expense	$1,147	$(2)	$2,661	$2

Net Loss	$(19,112)	$(661)	$(26,614)	$(1,581)

Basic and diluted weighted average Common
Shares outstanding	12,040,918	3,734,621	11,695,975	3,733,531

Basic and diluted loss per Common Share	$(1.59)	$(0.18)	$(2.28)	$(0.42)

The results of MPC have been consolidated effective July 25, 2005, the date the merger with HyperSpace Communications, Inc. became effective, and are not included in the results for the three and six months ended June 30, 2005. Please see the Management Discussion and Analysis section, which reflects financial results of operations as if HyperSpace and MPC has been consolidated at the beginning of all periods.

See accompanying notes to the consolidated financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows For The

Six Months Ended June 30, 2006 and 2005.

(In thousands)

	For the Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net Loss	$ (26,614)	$ (1,581)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,510	31
Amortization of capitalized software and intangibles	2,530	37
Impairment of intangibles	13,235	-
Amortization of deferred loan costs and prepaid interest expense	365	-
Change in estimated fair value of derivative financial instruments	909	-
Stock compensation on vesting of RSUs	36	-
Valuation of warrant exchange	767	-
Gain on vendor settlements	(843)	-
Loss on disposal of assets	43	-
Accrued interest included in notes payable	32	(20)
Provision for Bad Debt	(30)	31
Changes in Assets and Liabilities
Accounts Receivable	12,586	57
Inventory	(1,049)	-
Prepaid Maintenance & Warranties	7,742	-
Other Current Assets	627	(391)
Other Non-Current Assets	(432)	-
Accounts Payable and Accrued Liabilities	(7,316)	213
Accrued Licenses & Royalties	3,099	-
Accrued Warranties	(308)	-
Deferred Revenue	(5,604)	(26)
Net Cash Provided by (Used by) Operating Activities	$ 1,285	$ (1,650)

INVESTING ACTIVITIES
Purchase of Property and Equipment	$ (115)	$ -
Proceeds from the Sale of Fixed Assets	2	-
Net Cash Used by Investing Activities	$ (113)	$ -

FINANCING ACTIVITIES
Net proceeds from Notes Payable	$ 4,835	$ -
Net activity on Line of Credit	(11,640)	-
Payment of Note Payable	(126)	(1)
Payments on Capital Leases	(121)	-
Net Proceeds from the exercise of stock options	27	-
Net Proceeds from the exercise of Warrants	3,104	-
Payment of Stock Issuance Costs	(155)	2
Net cash (Used by) provided by financing activities	$ (4,076)	$ 1

Net cash (Decrease) for the period	$ (2,904)	$ (1,649)

Cash at beginning of period	$ 3,897	$ 5,875

Cash at end of period	$ 993	$ 4,227

The results of MPC have been consolidated effective July 25, 2005, the date the merger with HyperSpace Communications, Inc. became effective, and are not included in the results for the six months ended June 30, 2005.

Statements of Cash Flows (amounts in thousands)

Supplemental disclosure of cash flow information:

Cash paid for interest for the six months ended June 30, 2006 and 2005 was $968 and $83, respectively.

The Company settled an outstanding dispute with Omni Tech in exchange for a cash payment of $240 during the six months ended June 30, 2006.

No cash was paid for income taxes for the six months ended June 30, 2006 and 2005.

Supplemental disclosure of non-cash activity:

During the six months ended June 30, 2006, $325 of common stock was issued for interest and origination fees on the $5,000 bridge loan.

During the six months ended June 30, 2006, $56 of notes payable and interest was converted to common stock at a price of $3.00 per share.

During the six months ended June 30, 2006, $4 of common stock was surrendered by a former director upon his resignation.

See accompanying notes to the consolidated financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Notes to Interim Condensed Consolidated Financial Statements (Information with Respect to the Three and Six Months Ended June 30, 2006 and 2005 is Unaudited)

Note 1—Description of Business and Basis of Presentation

The Company was formed in 2001 as a Colorado-based software company and completed an initial public offering in October 2004. In July 2005, the Company acquired MPC Computers, LLC, or MPC, which is now a wholly owned subsidiary. As a result of the MPC acquisition, the size and nature of the Company’s business has changed significantly from the time of its initial public offering. The Company is now an enterprise IT hardware business providing products and services to customers in mid-sized businesses, government agencies and education.

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

The Company has increased its focus on the mid-sized business segment as well as its server and storage products. In addition, the Company recently launched a new contract manufacturing business intended to utilize excess capacity in its manufacturing facility. This new division, called DirectCM (“DCM”), intends to provide custom manufacturing services for PC desktops, notebooks and servers to regional original equipment manufacturers (OEMs), systems integrators, and value-added resellers (VARs). The Company intends to leverage its manufacturing facility and supply chain expertise to provide economies of scale along with customized solutions to partners in the PC industry. Our liquidity constraints have prevented adequate investments to appropriately establish and grow this business to date. The revenues recorded to date have not been material. There can be no assurance that the DCM initiative will be successful.

Prior to the Company’s acquisition of MPC, its primary products consisted of HyperWeb™ and HyperTunnel™ software. In November 2005, the Company suspended R&D expenditures on these software products due to a lack of sales and significant sales opportunities. The Company has not had, and does not expect to have, any significant new sales of the software products in the future and does not expect to re-commence any R&D efforts.

These consolidated financial statements consolidate the accounts of GTG PC Holdings and its wholly owned subsidiaries (including MPC) effective July 25, 2005, the date of acquisition by the Company. References to a fiscal year refer to the calendar year in which such fiscal year commences. MPC’s fiscal year ends on the Saturday closest to December 31. MPC’s floating fiscal year-end typically results in a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 53-week fiscal year. References to three-month periods, or fiscal quarters, refer to the 13 weeks ended on the date indicated. MPC’s second quarter ended on July 1, 2006 and no material events occurred between this date and HyperSpace’s quarter end date of June 30, 2006.

Note 2—Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. However, there can be no assurance that the Company will be able to continue in the ordinary course of business due to its significant liquidity constraints. The Company’s external independent auditors issued a report containing a going concern qualification for the year ended December 31, 2005 in their audit report dated March 20, 2006.

Management’s plans to continue operations in the ordinary course assume the successful private placement in the near future and the successful replacement of the Company’s current asset-based lending facility. These plans along with continued vendor support through continued or increased credit lines, minimal cancellations of the Company’s backlog and successful implementation of previously announced cost cutting initiatives are expected to be adequate to fund the Company’s operations for at least the next twelve months. These plans also assume success in the Company’s current focus on mid-sized enterprises and storage and server products. There can be no assurance the Company will be successful in its efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional funding in the event that its financial resources become insufficient. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the merger with MPC, the Company has been seeking to raise additional funds to operate the business. The Company has raised approximately $13 million in equity and a $5 million bridge loan since the merger. The funds raised to date are not sufficient to execute the Company’s business plan. The Company has had ongoing financing initiatives to raise the additional funds needed since the merger. The shortfall in funding has been financed by vendors and other creditors who have allowed the Company to fall behind on its payment obligations or who have settled amounts due to them at amounts less than the original obligation. This funding shortfall and losses since the merger have resulted in extreme liquidity constraints. There can be no assurance that vendors and other creditors will continue to extend credit to the Company. Absent raising a significant amount of additional funds in the near future, there is a material possibility that the Company will file for bankruptcy protection unless vendors and other creditors continue to waive or defer amounts due. It is also likely that further delays in obtaining financing will do significant harm to vendor relationships and that orders received in the Company from customers, which are not yet shipped (i.e. in backlog), are at risk of being cancelled.

Although the Company and MPC have reported financial losses in recent fiscal periods, as well as experienced significant liquidity constraints, management believes that it has plans which potentially may attract new financing into the Company. The Company has entered into an agreement with an investment bank to conduct a private placement of the Company’s subordinated secured convertible notes with gross proceeds of up to $20 million. The agreement with the investment bank does not guaranty that the offering will be successful. The investment bank is acting as a placement agent only and does not commit to purchase any securities or obtain any minimum amount of funding. There is no assurance that the private placement will close upon the terms contemplated, or at all.

Management is in negotiations with certain convertible debt holders to defer amounts due or convert the debt into the subordinated secured convertible note offering described above. Certain vendors may also be willing to continue to defer payment terms until the Company completes a financing. Certain vendors have entered into agreements with the Company for settlements of amounts due at less than the full amount owed, and additional vendors and other creditors may be willing to do so. Management is continuing initiatives to reduce overhead expenses and improve gross margins and recently announced layoffs and other cost-cutting initiatives.

On April 14, 2006, the Company received a notice from the American Stock Exchange (“AMEX”) that it had failed to satisfy a continued listing rule due to significant operating losses and inadequate liquidity. The notice is based on AMEX’s review of the Company’s Form 10-KSB for the fiscal year ended December 31, 2005, which included an audit opinion containing a going-concern qualification. The Company submitted a plan to AMEX on April 26, 2006 advising the steps to be taken to improve both the Company’s operating results and its liquidity. On June 15, 2006, the Company announced that the AMEX accepted its plan for regaining compliance with the continued listing standards and granted until June 30, 2006, to regain compliance with continued listing standards. The Company did not meet all of the continued listing standards by the target date of June 30, 2006, and has requested an extension until September 30, 2006. The Company continues to communicate regularly with the AMEX staff regarding its progress. The Company’s ability to regain compliance with the continued listing standards will be substantially dependent on its ability to complete its financing initiatives, of which there is no assurance. There can be no assurance that the Company will be able to continue its listing on the AMEX or that AMEX will grant the Company’s request for an additional extension.

 Note 3—Significant Accounting Policies

Interim Financial Information: The unaudited consolidated financial statements for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with the SEC’s rules and regulations on interim financial information and include, in the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. All significant intercompany transactions and balances have been eliminated. Operating results for the three and six months ended June 30, 2006 are not necessarily an indication of the results that may be expected for the entire fiscal year.

These consolidated financial statements and notes should be read in conjunction with the 10-KSB filed with the SEC on March 31, 2006. The footnotes below are those that have changed from the footnotes accompanying the financial statements at December 31, 2005 in the aforementioned 10-KSB or are included to make reading these financial statements more meaningful.

Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions at the time of preparing the consolidated financial statements. These estimates are highly subjective in nature and involve judgments that affect the reported amounts of assets and liabilities. The amounts it will ultimately incur or recover could differ materially from the current estimates based on information not known or not considered significant at the time of preparing such financial statements. Our significant estimates include the collectibility of receivables and corresponding allowance for doubtful accounts, the reserve needed for possible future returns and discounts which may be granted, the carrying value and usefulness of inventory and the related inventory reserves, long-lived asset useful lives and impairment, estimated future volatility in the company’s stock price, the timing and amount of future warranty and other product obligation expenses, the recognition of warranty revenue and the cost and settlement of current litigation or items in dispute.

Inventory and Inventory Reserves: Inventory balances are stated at the lower of cost or market, with cost being determined on an average cost basis approximating first in first out (FIFO). The Company regularly evaluates the realizability of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. If circumstances related to MPC’s inventories change, MPC’s estimates of the realizability of inventory could materially change. At

June 30, 2006, MPC’s inventory valuation allowance totaled $8.0 million and is recorded as a reduction of inventory on MPC’s consolidated financial statements. Inventory balances, net of valuation allowances, at June 30, 2006 are:

June 30,
2006
(In thousands)

Raw Materials	$ 16,234
Work in Process	$ 357
Finished Goods	$ 5,532

Total Inventory	$ 22,123

Accrued Warranty Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard limited warranty. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, labor and a period ranging from 90 days to five years. Factors that affect the warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy warranty obligations. During the six months ended June 30, 2006, the Company evaluated its warranty reserves in light of the cost reduction initiatives since the merger and the decline in the installed base that is covered by future warranty claims. In addition, the Company performed an analysis of warranty reserves of similar companies in its industry. The Company has concluded as a result of these steps, that a reduction in its estimated warranty reserves of approximately $400 was necessary. If circumstances change including an increase in the costs to support the warranty or an increase in the installed base covered by warranty services, or if a dramatic change in the failure rates were to occur, the estimate of the warranty accrual could increase significantly. The reduction in warranty reserves is reflected as a decrease to Cost of Goods Sold during the quarter ended June 30, 2006.

Stock Based Compensation – Stock Options

During the first quarter of fiscal 2006, the Company adopted the provisions of and accounted for stock-based compensation in accordance with the “SFAS 123R” which replaced SFAS 123 and supersedes APB 25. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All of the Company’s stock options were vested as of December 31, 2005 and no stock options were issued during the three or six months ended June 30, 2006. Accordingly, the financial statements include no charge under SFAS 123R.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. All options are granted at fair market value on the date of the grant. No options have been re-priced or had their maturities extended during the three or six months ended June 30, 2006. In terms of the provisions of our Incentive Option Plans, employees, with vested options, who leave the employment of the Company, are required to exercise or forfeit their options within 90 days after leaving employment regardless of the exercise period of the initial grant unless the terms of their departure from the Company allow for such longer time for exercise.

The Company estimates volatility consistent with SFAS 123R. Since inception the Company estimated volatility by a review of certain small-cap indices and peer group stocks. This was because the Company determined that its actual volatility since our IPO was not reflective of future volatility because of the thinly traded nature of the Company’s stock, the shortness of time as a new public company, and the fact that the merger in July 2005 represented a significant change to the Company’s business. The Company now has a full year of stock price activity since the merger and has reevaluated the way it estimates volatility. The Company has determined that it would use a combination of its historical volatility since the merger and a comparison of the Company’s peer group. The historical volatility is determined at weekly intervals.

Stock Based Compensation – Restricted Stock Units

Subsequent to the merger, the Company began issuing Restricted Stock Units (“RSUs”) as stock based compensation. The Company records a non-cash compensation expense as these RSUs vest that is determined by the number of shares multiplied by the fair market value on that date. As part of the merger agreement, and pursuant to agreements signed with certain MPC officers and key employees, the Company issued RSUs, which are classified on the Income Statement in the “Other Income/Expense” category because they relate to the merger transaction.

The Company has granted RSUs subsequent to the merger to members of its Board of Directors and employees. The Company records a non-cash compensation expense as RSUs vest (based on the same method as described above). During the three months ended June 30, 2006, the Company recorded no stock compensation expense relating to RSU’s because no RSU’s vested during the quarter. The compensation expense for RSUs issued after the merger is classified on the Income Statement in the Company’s “Operating Expense” category.

Any RSU recipient who received an award subsequent to the merger, and who leaves the Company voluntarily or for cause after the merger and before these RSUs vest, will forfeit such awards.

Fair Value of Derivative Instruments

The fair values of derivative financial instruments, all of which relate to the issuance of convertible debt of the Company, redemption of convertible debt, the conversion and anti-dilution features in such convertible debt and the exercise of related warrants, are estimated using various pricing models and assumptions related to the estimated term of those instruments, the volatility of the price of the Company’s common stock, interest rates, discount rates and the probability of such conversion or redemption.

In connection with the issuance of convertible debt, the Company evaluated the terms and conditions of the note documents, and the related warrants, in order to determine whether such terms and conditions and warrants represent embedded or freestanding derivative instruments under the provisions of SFAS 133 and Emerging Issues Task Force issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF 00-19”).

The determination of fair value includes significant estimates by management including the term of the notes, volatility of the price of the Company’s common stock, interest rates and the probability of conversion, redemption or a future dilutive financing transaction, among other items. The fluctuations in estimated fair value may be significant from period-to-period which, in turn, may have a significant impact on our reported financial condition and results of operations.

Basic Loss Per Share: The Company applies the provisions of SFAS No. 128, “Earnings Per Share”. For the three months ended June 30, 2006 and 2005, total stock options, stock warrants, restricted stock units and convertible debt of 12,682,092 and 5,066,726, respectively, were not included in the computation of loss per share because their effect was antidilutive; however, if the Company were to achieve profitable operations in the future, they could potentially dilute such earnings. The Company’s basic and diluted loss per share is equivalent and accordingly, only basic loss per share has been presented.

Restructuring and Severance Charges: Since the merger, the Company has been involved in cost reductions and restructuring. Such initiatives have primarily involved the reduction in headcount. The costs incurred in these activities are comprised entirely of severance to former employees. In the last round of staff reductions announced in July 2006, we incurred an obligation for approximately $640,000 in severance costs. These severance costs will be paid out a number of weeks after termination. No liability had been set up for these severance costs at June 30, 2006 as the announcement and effective date of the termination occurred after the end of the quarter.

Note 4—Impairment of Acquired Intangibles and Goodwill

The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that intangible assets with estimable useful lives be amortized over their estimated useful lives, and be reviewed for impairment at least annually or when changes in circumstances indicate that their carrying amounts are in excess of their estimated fair value. An independent valuation firm valued the Acquired Intangibles at the time of the merger with MPC and a value was determined. The significant majority of this value was ascribed to the value of MPC’s customer relationships that existed at the time of the merger.

The Company is focusing on higher margin products and markets and recently updated its financial models. It is expected that this will result in future declines in revenues in the federal government segment. At the time of the merger, a large portion of the Acquired Intangibles valuation was attributable to the Company’s customer relationships in the Federal government segment. The Company determined that these new financial models represents a change in circumstance that requires it to test for impairment relating to its Acquired Intangibles, as the carrying value might not be recoverable. The Company accounts for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. At June 30, 2006 the Company performed an analysis of the sum of the future expected undiscounted cash flows from the Company’s long-lived assets, and has determined that it is less than the carrying value, and therefore an asset impairment exists.

Accordingly, on June 30, 2006, the Company performed an analysis of the expected discounted cash flows from the customer relationships that existed at the time of the merger and determined that a non-cash impairment charge of approximately $13.2 million is necessary. This decline is due to the future expected declines in sales to federal government customers. The federal government segment is challenged by difficult market trends such as declining average selling prices and declining margins. With the adoption of it’s new financial model, the Company expects a faster decline in sales in it’s federal government segment because it is now focusing on higher margin segments such as its Mid-Sized Commercial segment and is placing increasing focus on its Server and Storage products which are aimed less at the Federal government sector.

The estimates used by management in determining an asset impairment is a critical accounting estimate because it is highly susceptible to change from period to period. It requires management to make assumptions about future cash flows over future years and utilize an estimated discount rate. Management’s assumptions about future cash flows involves significant judgment because actual operating levels have fluctuated in the past and may continue to do so in the future and economic conditions may change. Also, the adoption of any new strategic plan inherently involves uncertainty. Management has discussed the application and selection of these critical accounting estimates with the audit committee of the Company’s board of directors and has determined that the estimates are reasonable based on current information.

The Company has also evaluated the carrying value of its Goodwill that arose at the time of the merger with MPC. The Company has determined the fair value of the Company based on quoted market prices of the Company’s stock during the quarter, and through the date of filing of this report, and compared such amount with the Company’s carrying value (stockholders’ equity or deficit), including goodwill. The Company has determined that the fair value of the Company is greater than its book value, including Goodwill, and therefore no impairment of Goodwill is necessary at June 30, 2006.

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that the carrying values of these long-lived assets are recoverable in the ordinary course of business as of June 30, 2006.

Note 5—Settlements of Amounts Due to Vendors

During the three months ended June 30, 2006, the Company entered into settlement agreements with vendors whereby the Company made cash payments at less than the full amounts due to certain vendors to settle the accounts. The aggregate net gain on such settlements was $843,000 and is recorded in the Income Statement as a “Gain on Vendor Settlements”.

On July 7, 2006, the Company settled another claim with a vendor for a net gain of approximately $600,000. This amount is not shown in the attached Income Statement, as it will be recorded during the quarter ended September 30, 2006.

Note 6—Notes Payable and Debt

June 30,
2006
(In thousands)

Line of Credit	$ 10,931
Debt Incurred in Merger	518
Convertible Bridge Loans	339
Derivative Financial Instruments at Estimated Fair Value	5,075
Other Debt	139
Total Notes Payable and Debt	$ 17,002
Long-term Portion	4
Current Portion of Notes Payable and Debt	$ 16,998

 All amounts are inclusive of accrued interest.

Line of credit: In July 2005, MPC entered into a three-year credit facility provided by Wachovia Capital Finance Corporation (Western). On March 24, 2006, MPC entered into an amendment to this credit facility that provides for borrowings totaling $25 million and shortening the term to expire on March 31, 2007. The maximum borrowings under the revolving line of credit are subject to a borrowing base calculated primarily on eligible receivables and inventory. The interest rate on the line of credit is prime rate plus 2.5%, which was 10.75% at June 30, 2006. Under the credit facility, the Company is subject to certain financial and other covenants including EBITDA and limitations on the amount of property, plant and equipment that can be purchased. This facility is secured by substantially all of the assets of the Company.

MPC did not meet the EBITDA covenant under the Wachovia credit facility for the three-month period ended June 30, 2006. However, on August 11, 2006, the Company and Wachovia entered into an amendment that: (a) waived the Company’s failure to achieve its EBITDA covenant for the quarter, and (b) specified that the term would expire on September 1, 2006.

Debt Incurred in Merger: $495,000 was due July 25, 2006 including any unpaid interest, which is accrued at 5% per annum. The Company was unable to repay this amount due to its liquidity constraints. The Company is in discussions with these note holders about an extension to repay the amounts due. There is no assurance that the Company will be successful in renegotiating the terms of these notes. The holders have the right, at any time prior to payment, to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.00 per share, which was determined at the date of issuance. The common stock underlying these notes are covered by a registration rights agreement.

Convertible Bridge Loans: These notes were issued prior to the Company’s IPO. The outstanding amount was due April 2006 including any unpaid interest which is accrued at 12% per annum. The holder shall have the right, at any time prior to repayment, to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.50 per share. The notes include detachable warrants for purchase of common stock. The value of the warrants was recorded as interest expense in 2004. All assets of HyperSpace collateralize the notes. These notes have registration rights. In May 2006, the company repaid principal and interest to one note holder. There are two remaining note holders who have not yet been repaid. The Company is in default of the repayment terms on these Notes and the default interest provision of 18% has been accruing on these Notes since April 15, 2006. The Company is in discussions with these note holders about an extension to repay the amounts due. There is no assurance that the Company will be successful in renegotiating the terms of these notes.

In connection with the above: Warrants and convertible debt issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force (EITF) Issue 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 describes which derivatives should be classified as either equity or liability. If the derivative is determined to be a liability, the liability is fair valued each reporting period with the changes recorded to the consolidated balance sheet and consolidated statement of operations. In regards to the convertible debt set out above, the Company has reviewed the requirements of EITF 00-19 and has determined that the embedded conversion option would qualify as equity under EITF 00-19 and would not be subject to bifurcation from the host instrument.

Bridge Loan: On April 24, 2006, the Company entered into a Securities Purchase Agreement with certain existing investors pursuant to which it sold convertible debentures for an aggregate of $5 million. The investors also received an aggregate of 1,370,000 5-year warrants to purchase the Company’s no par value common stock for $3.12 per share, its fair market value on the day the transaction closed. Each of the investors has entered into a lock-up agreement pursuant to which they have agreed not to sell any shares of common stock until the earlier of (i) June 15, 2006; or (ii) the date on which the Company publicly announces a private placement of common stock or common stock equivalents resulting in gross proceeds to the company of at least $20 million. The Company is under no obligation to complete any such private placement or other financing, and there can be no assurance that any such private placement or other financing will occur.

The convertible debentures accrue interest at 10% per annum and the $5 million aggregate principal amount was originally schedule to become due and payable July 24, 2006. The Company prepaid interest expense through July 24, 2006 with 40,064 shares of common stock at the time of the closing. On July 24, 2006, the Company and the investors extended the maturity date on these debentures to August 24, 2006 in return for an increase to the effective interest rate to 12%, payable in cash, for the period July 24, 2006 to August 24, 2006.

The Company issued 64,103 shares of common stock as payment of an origination fee to the investors. The debentures are convertible at the option of the holders into shares of common stock at an initial conversion price of $3.12 per share, subject to adjustment as set forth in the debentures. In the event that the debentures are not repaid on the maturity date, the Company will be in default, the conversion price drops to $2.30 per share for the next 30 days and then to $1.53 thereafter, and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit the Company from incurring additional debt. The Company’s Chairman and Chief Executive Officer has pledged all of his shares of common stock as security for the debentures.

The Company concurrently entered into a Registration Rights Agreement with the investors that requires it to file a registration statement, and have it declared effective, covering all securities issued or issuable under this agreement within a period of 90 days from the date of the agreement (120 days if the registration statement receives a full review by the Securities and Exchange Commission). The Company has not yet filed the registration statement. The Registration Rights Agreement contains customary indemnification and contribution provisions.

These convertible notes are hybrid financial instruments that embody certain features that meet the definition of derivative financial instruments and require bifurcation under Statements on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments, as follows:

(i)           The conversion and anti-dilution protection features embedded in the notes require bifurcation under SFAS133 because the risks associated with these features are not clearly and closely related to the host debt instrument. The conventional convertible exemption is not available for the hybrid instrument due to anti-dilution protections afforded the holders. In addition, the exemption for instruments indexed to a company’s own stock was not available because the instrument did not possess all conditions necessary for equity classification.

(ii)          The mandatory redemption and other puts embedded in the notes require bifurcation because the risks associated with these features are not clearly and closely related to the host debt instrument and they do not meet the definition of “indexed to a company’s own stock” which is necessary for equity classification.

These embedded derivatives are generally required to be combined into one compound derivative financial instrument and carried at fair value as derivative liabilities.

The 685,000 detachable warrants and 685,000 additional warrants, and related anti-dilution protection features were evaluated as freestanding derivative financial instruments under EITF 00-19, which provides the guidelines for equity classification. The warrants did not possess all of the conditions for equity classification due to the registration rights and certain other provisions in the financing agreements. As such, the detachable warrants are required to be carried as liabilities at fair value. The additional warrants and anti-dilution possessed all of the conditions for equity classification and are afforded equity classification.

The Company early adopted SFAS 155 “Accounting for Certain Hybrid Instruments” (“SFAS 155”) for accounting for the hybrid debt instrument. SFAS 155, which was released in February 2006, amended SFAS 133 to permit fair value re-measurement for any hybrid instrument (on an instrument-by-instrument basis) that contains an embedded derivative that would otherwise have to be bifurcated. The fair value option permitted by SFAS 155 is restricted only to hybrid financial instruments, and only if a requirement to bifurcate has been identified. Generally, if a company elects fair value re-measurement, the election is irrevocable, and all changes in fair value for the entire hybrid instrument (whether an asset or a liability) are recognized in earnings, in lieu of bifurcating an embedded derivative and applying a fair value model to only the debt derivative.

As a result of the adoption of SFAS 155, the hybrid instrument will be initially and subsequently recorded at fair value.

The estimated fair value of the derivative instruments at inception and June 30, 2006 are as follows: (In thousands)

	Fair Value of Debt	Warrants	Total
Inception,
(April 24, 2006)	$ 8,713	$ 1,900	$ 10,612

June 30, 2006	$ 4,249	$ 826	$ 5,075

The net change in estimated fair value for each period is included as an expense or benefit in the Income Statement..

The estimated probability of a dilutive financing transaction is based on management’s estimate of the likelihood of such a transaction in the future.

	Inception	30-Jun-06
Estimated Dividends	None	None

Expected Volatility for Warrants	102.55%	102.55%

Risk-free Interest Rate	4.9%	5.1%

Expected Term (years) - warrants	5.00	4.83

Estimated Probability of Anti-Dilution	50%	90%

Note 7—Shareholders’ Equity

As mentioned in Note 6, the Company obtained a bridge loan in the amount of $5 million. We prepaid the interest expense through July 24, 2006 with 40,064 shares of common stock at a fair market value of $125,000 at the time of the closing. In addition, we issued 64,103 shares of common stock at a fair market value of $200,000 as payment of an origination fee to the investors.

During the quarter, 18,718 shares were issued upon the conversion of a note and interest to common stock. An additional 5,300 shares were issued to our former CEO upon the exercise of stock options at a price of $2.53 per share. A former director surrendered 1,140 shares upon his resignation from the Board.

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

Sales and Operating Income (Loss) by Market Segment (In thousands)

For the Three Months Ended June 30,
	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	Inc (Loss)	Sales	Inc (Loss)

US Federal Government	$ 18,704	$ (5,397)	$ 30,181	$ (1,905)

SLE	$ 17,729	$ (4,984)	$ 26,294	$ (1,699)

Mid-sized Business	$ 32,096	$ (7,584)	$ 31,441	$ (364)

Total	$ 68,529	$ (17,965)	$ 87,916	$ (3,968)

Sales and Operating Income (Loss) by Market Segment (In thousands)

For the Six Months Ended June 30,
	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	Inc (Loss)	Sales	Inc (Loss)

US Federal Government	$ 38,405	$ (7,640)	$ 58,119	$ (4,633)

SLE	$ 30,941	$ (6,432)	$ 41,836	$ (3,094)

Mid-sized Business	$ 65,647	$ (9,880)	$ 57,931	$ (1,773)

Total	$ 134,993	$ (23,953)	$ 157,886	$ (9,500)

Sales and Operating Income (Loss) by Product (In thousands)
For the Three Months Ended June 30,
	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	Inc (Loss)	Sales	Inc (Loss)

Systems	$ 53,170	$ (13,273)	$ 68,539	$ (2,260)

Third Party and Other	$ 15,359	$ (4,692)	$ 19,377	$ (1,708)

Total	$ 68,529	$ (17,965)	$ 87,916	$ (3,968)

Sales and Operating Income (Loss) by Product (In thousands)

For the Six Months Ended June 30,
	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	Inc (Loss)	Sales	Inc (Loss)

Systems	$ 103,558	$ (17,234)	$ 113,133	$ (5,023)

Third Party and Other	$ 31,435	$ (6,719)	$ 44,753	$ (4,477)

Total	$ 134,993	$ (23,953)	$ 157,886	$ (9,500)

During the three months ended June 30, 2006, the Company recorded a non-cash impairment charge relating to Acquired Intangibles of $13.2 million and this expense is reflected in the operating loss for the three and six months ended June 30, 2006. If this impairment had not been necessary, the operating loss by market segment shown for the three and six months ended June 30, 2006 would have been as follows:

	(In thousands)
	Three Months	Six Months
	Ended June 30, 2006	Ended June 30, 2006
US Federal Government	$ (1,785)	$ (4,028)
SLE	(1,560)	(3,008)
Mid-sized Business	(1,385)	(3,681)
Total	$ (4,730)	$ (10,717)

The operating loss by product for the three and six months ended June 30, 2006 would have been as follows:

	Three Months	Six Months
	Ended June 30, 2006	Ended June 30, 2006
Systems	$ (3,005)	$ (6,965)
Third Party and Other	(1,725)	(3,752)
Total	$ (4,730)	$ (10,717)

Note 9 – Litigation

On June 7, 2005, MPC was served with a first amended complaint in a lawsuit filed in the federal district court for the district of Utah, alleging infringement of certain patents, relating to floppy disk controllers, owned by Phillip Adams & Associates, LLC. MPC is investigating the matter and is identifying component suppliers and has tendered indemnification demands. Because the case is still in its early stages, MPC is not able to determine the financial impact, if any, arising from an adverse result in the matter.

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

Settlement of Litigation

Omni-Tech: On March 29, 2006, the Company settled an outstanding dispute with Omni-Tech in exchange for a cash payment of $240,000. The settlement was recorded as a reduction in Goodwill at December 31, 2005, as the liability was acquired in the acquisition of MPC by HyperSpace.

Note 10 - Subsequent Events

On July 5, 2006, the Company and Micron Technology, Inc., entered into an amendment to the lease for the Idaho facility. The amendment provides that the Company may defer, without incurring late charges, base rent and other amounts due or become due between January 16, 2006 and May 31, 2007. The deferred amount will be due, plus interest at 1% per month, by May 31, 2007. The expected amount deferred during this period is approximately $2.4 million. The interest rate was considered to be a market interest rate based on other borrowings of the Company.

On July 24, 2006, as discussed in Note 4, holders of the $5 million bridge loan agreed to extend the maturity date by 30 days to August 24, 2006 in return for an increase in the effective interest rate for the extended term.

On August 11, 2006, the Company signed a Term Sheet and Commitment Letter with CapitalSource Finance LLC (“CapitalSource”) for a $40 million Senior Secured Revolving Credit Facility. Upon closing, this credit facility is intended to replace the existing facility currently in place with Wachovia Capital Finance Corporation. This would be an asset-based facility and advances would be made primarily on certain eligible inventories and accounts receivable. The Company expects to incur approximately $1.7 million in fees to close this facility, including an early termination fee payable to Wachovia. In addition, the Company has agreed to issue CapitalSource 300,000 warrants to purchase shares of the Company’s common stock at fair market value upon closing. To date we have paid approximately $475,000 of these fees. Conditions to close this new facility include:

• Raising at least $4.2 million in the Subordinated Secured Convertible Notes by August 16, 2006,
• Evidence of at least $7 million in increased vendor credit lines by August 16, 2006,
• The subordination of all of the Company’s convertible debt in favor of CapitalSource, and
• Other closing conditions at the discretion of CapitalSource.

Under the proposed terms with CapitalSource, if the Company does not raise an additional $10.8 million within 90 days of closing, it would be in default. Such additional $10.8 million may include the rollover of the $5 million bridge loan into the new subordinated secured convertible note offering described below. If the company does not close on the new facility with CapitalSource, it may be subject to a breakup fee. This new facility will reset

EBITDA covenants at amounts lower than those set by Wachovia, but there is no assurance that the Company will meet these new EBITDA targets. The facility would have covenants that limit the Company’s annual capital expenditures and other restrictions such as the issuance of additional debt. The CapitalSource facility would result in a first priority lien on substantially all of the Company’s assets, but it will allow the Company to offer a second lien to noteholders in the proposed Subordinated Secured Convertible Note offering. There is no assurance that the transaction with CapitalSource will close on the terms described herein, or at all.

The Company has entered into an agreement with an investment bank to conduct a private placement of the Company’s Subordinated Secured Convertible Notes with gross proceeds of up to $20 million. It is expected that this Note agreement will contain a second lien on substantially all of the Company’s assets. The agreement with the investment bank does not guaranty that the offering will be successful. The investment bank is acting as a placement agent only and does not commit to purchase any securities or obtain any minimum amount of funding. There is no assurance that this private placement will close upon the terms described herein, or at all.

Mark A. Pougnet, the Company’s Chief Financial Officer, and Brian T. Hansen, the Company’s General Counsel, have indicated to us that they intend to end their employment with the Company, although neither has yet tendered his resignation. The Company plans to transition the CFO position from Denver to its Nampa, Idaho facility and Mr. Pougnet, who is based in Denver, has informed the Company that he does not wish to relocate. Mr. Hansen intends to enter private legal practice, and will be available as needed to serve as the Company’s outside general counsel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot be assured that such expectations will occur. Our actual future performance could differ materially from such statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. The Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 describes many of the significant factors that could cause actual results and events to differ materially and that constitute material risks to our business. You should carefully review the risk factors set forth in such Form 10-KSB, as well as those described in this report. Forward-looking statements apply only as of the date of this report; as such, they should not be unduly relied upon for current circumstances. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

Management’s discussion and analysis of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes in the Company’s Annual Report in Form 10-KSB for the year ended December 31, 2005.

Overview

We were formed in 2001 as a Colorado-based network acceleration software company and completed an initial public offering in October 2004. Our software business generated negligible revenues in 2005. In July 2005, we acquired MPC Computers, LLC, or MPC, which is now our wholly owned subsidiary and our only significant line of business. We still offer our network acceleration software for sale, and have ongoing maintenance support contracts with customers, but we are no longer involved in developing that software. Due to lack of new sales, we suspended new development in the network acceleration software products in November 2005. As a result of the MPC acquisition, the size and nature of our business has changed significantly from the time of our initial public offering. All discussion in this section will cover our ownership of MPC as our only current business.

Current Business

At the time of the merger, our primary business was providing PC-based products and services to mid-sized businesses, government agencies and education organizations. We manufacture and market ClientPro® desktop PCs, TransPort® notebook PCs, NetFRAME® servers and DataFRAME™ storage products. We also provide hardware-related support services such as installation, technical support, parts replacement, and recycling. In addition to PCs, servers, and storage products, we also fulfill our customers’ requirements for third party products produced by other vendors, including printers, monitors and software. Our new focus is on higher margined server, storage and other enterprise products while maintaining our position in the commodity PC business.

We sell primarily in three distinct market segments: mid-size enterprise, federal government, and state/local government & education (“SLE”), Based on current market conditions, we have increased our focus on the mid-sized enterprise segment, which has historically enjoyed higher margin sales than other segments. However, we will also continue to seek higher-margined federal government business.

We use a build-to-order manufacturing process that we believe is an efficient means to provide customized computing solutions.

Liquidity Constraints and AMEX Notice

We face significant constraints with regard to liquidity and working capital due to several factors: MPC’s poor balance sheet at the time of the merger, the limited success of our efforts to raise new capital, and ongoing Company losses since the merger. The ongoing losses since the merger are primarily a result of a significant decline in revenues since 2004, and our inability to reduce costs quickly enough to offset that decline in revenues. Unless we raise additional funds for the execution of our business plan, our ability to continue operations will be dependent on continued vendor and other creditor support in the form of extended payment terms or waiving certain amounts due. Absent additional financing in the near future, there is a possibility that we will need to file for bankruptcy protection if vendors and other creditors discontinue support of the Company.

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

On April 26, 2006, we submitted to AMEX our plan to regain compliance with the listing standards. On June 15, 2006, we announced that the AMEX accepted our plan and granted until June 30, 2006, to regain compliance with continued listing standards. We did not meet all of the continued listing standards by the target date of June 30, 2006, and have requested an extension until September 30, 2006. We continue to communicate regularly with the AMEX staff regarding our progress. Our ability to regain compliance with the continued listing standards will be substantially dependent on our ability to complete our financing initiatives, of which there is no assurance. There can be no assurance that the Company will be able to continue its listing on the AMEX or that AMEX will grant the Company’s request for an additional extension.

Initiatives to Address Liquidity Constraints

We have undertaken several initiatives in response to our liquidity challenges.

Maintain the Core Business and Accelerate Server/Storage and Mid-sized Business Sales

The desktop and notebook PC market is intensely competitive and customers increasingly see those products as commodities. The industry growth for desktops and notebook PCs is relatively slow and these products have experienced declining average selling prices over the last few years. In addition, MPC’s gross margins for these products, particularly in our federal and SLE customer segments, have declined over the last few years, making business prospects for these products less attractive. Our goal is to maintain our market position in these products while minimizing investments going forward.

While maintaining our market position with desktops and notebook PCs, our goal is to increase our market share in the enterprise IT hardware market with servers and storage products. This strategy seeks to capitalize on the growth we are experiencing in our server and storage business, and moves us away from our traditional reliance on desktop and notebook PCs. During 2005, we achieved a growth rate of approximately 40% in server and storage products compared to 2004. However, server and storage products presently constitute a small portion of our revenue.

In addition to our increased focus on the server and storage markets, our intent is also to increase our focus and investment in the mid-sized enterprise segment which traditionally carries significantly higher margins than sales to the government and education markets. We see a high correlation of sales of servers and storage products with our mid-size enterprise customers, as over 80% of our servers and storage sales go into this segment. The mid-size enterprise segment also provides us with lower customer concentration and lower seasonality as compared to the federal government market.

There is no assurance that we will be able to maintain our market position in desktops and notebooks, continue our growth in our server and storage business, or increase our revenues in the mid-sized enterprise segment.

Growth of Direct Computer Manufacturing

We recently launched a new division called DirectCM™ (“DCM”). The DCM business provides custom manufacturing and distribution services for PC desktops, notebooks and servers to regional original equipment manufacturers (OEMs), systems integrators and value-added resellers (VARs). Initially, the services have involved distribution of partially assembled computer systems supplied by original design manufacturers. Our plan is to leverage our excess capacity in our manufacturing facility and supply chain expertise to provide economies of scale along with customized solutions to partners in the PC industry. Our manufacturing facility is currently running at less than 15% utilization, so we have ample capacity to devote to this effort. The DCM business entails entering new markets, developing new products and service offerings and pursing new customers. We cannot assure you that the initiative will generate significant sales or margins.

Although we have recorded some initial sales, this program is still in its early stages and we do not expect any meaningful revenues until 2007 at the earliest.

Reduction of Operating Expenses

Subsequent to the consummation of the merger with MPC, we have been engaged in ongoing initiatives to reduce certain overhead expenses. Through the first half of 2006 we reduced expenses in following areas:

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

We believe that these initiatives will result in savings of approximately $5 million in operating expenses on an annualized basis in 2006.

On July 5, 2006 we announced additional initiatives to reduce annual expenses by approximately $7 million on an annual basis. These included the elimination of approximately 50 positions and the departure of two of our senior executives. The benefits of this restructuring are not expected to have a material impact in the third quarter of 2006 because of severance costs and the timing impact of some of the actions. Anticipated savings in the fourth quarter of 2006 are expected to be approximately $1 million. These cost reductions are a result of the following:

• Consolidating our corporate headquarters and other non-sales operations into the Nampa, Idaho manufacturing facility;
• Closing our Colorado office and moving all remaining functions to Nampa, Idaho by the end of 2006;
• Focusing R&D activity on high-value products such as servers and storage and reducing R&D expenses on commodity products such as desktops;
• Reducing expenditures in under-performing areas sales and marketing; and
• Reducing spending general overhead in areas such as information technology and human resources.

Our staff has decreased from approximately 800 people at the time of the merger to approximately 604 people today. However, there can be no assurance that the additional future savings will be realized and the reductions could have a negative impact on our operations.

As part of our cost reduction plans, we have identified the need for a more lean executive structure and the need to centralize our executive management team at our facility in Idaho. We decided to reduce the executive team where we felt those skills could be absorbed by existing management. This resulted in the departure of Mike Adkins, our former President and CEO of the MPC subsidiary, and Adam Lerner, our former Executive Vice President responsible for Sales and Marketing. Our CEO and CFO, who currently reside in Colorado, commute to Idaho on a regular basis. We have decided to close the Colorado head office and re-locate the CEO and CFO functions to Idaho.

On July 5, 2006, MPC and Micron Technology, Inc., entered into an amendment to the lease for the Nampa, Idaho facility. The amendment provides that MPC Computers may defer, without incurring late charges, base rent and other amounts due or become due between January 16, 2006 and May 31, 2007. The deferred amount will be due, plus interest at 1% per month, by May 31, 2007. The expected amount deferred during this period is approximately $2.4 million.

Gross Margin Initiatives

We launched initiatives to improve gross margin beginning in January 2006. We are focusing on reducing costs associated with returns and freight while maximizing manufacturing productivity by realigning the MPC manufacturing process to a linear output model that emphasizes predictable staffing instead of maximum daily capacity. We are also focused on reducing costs associated with customer evaluation units as another opportunity to improve our gross margins. Our first quarter and second quarter 2006 results reflect an improvement in our gross margin compared to the fourth quarter and full year of 2005. We continue to be active in cost management and constantly seek ways to run our business more cost effectively. There can be no assurance that the margin improvements can be sustained.

Settlements

Due to our severe liquidity constraints, we have sought to negotiate settlements of amounts due to certain vendors and other creditors. These settlements involve cash payments at amounts significantly lower than the total amount owed by the company. During the quarter ended June 30, 2006 we settled amounts due with a resulting gain of approximately $843,000. In July 2006, we settled an additional claim for a gain of approximately $600,000. The gain amounts described represent the amount by which the original claim exceeded the settled amount. We are in discussions with additional vendors and creditors about settling amounts for less than the total amount outstanding. There can, however, be no assurance that we will be successful in consummating additional settlement arrangements.

Obtained a Bridge Loan

In April 2006, we closed a $5 million unsecured bridge loan from existing investors that originally became due and payable on July 24, 2006, but was extended to August 24, 2006. Although this bridge loan has conversion rights, there can be no assurance that it will convert into our common stock.

If the bridge loan holders do not elect to convert the bridge, it is anticipated it will be rolled into or repaid from the proceeds of the private placement that we are attempting to complete as described below. If the loan is not repaid on the maturity date, we will be in default and the balance will accrue interest at a rate of 22% per annum or the maximum permitted by law, whichever is less.

Refinancing of our Current Asset-Based Line of Credit

We have had an asset-based line of credit in place with Wachovia Capital Finance Corporation since the merger. Due to our failure to satisfy EBITDA covenants since the merger, our relationship with Wachovia has become strained. In early 2006, we decided to investigate the feasibility of replacing Wachovia with the primary goals being:

• To increase the maximum loan amount above the $25 million permitted by Wachovia;
• To extend the loan term beyond March 31, 2007;
• To secure a facility whereby the lender will allow a second lien on the Company’s assets; and
• To re-set EBITDA covenants to reflect our updated business plans.

On August 11, 2006, we signed a Term Sheet and Commitment Letter with CapitalSource Finance LLC (“CapitalSource”) for a $40 million Senior Secured Revolving Credit Facility. Upon closing, this facility would replace the existing facility currently in place with Wachovia. The new facility would be an asset-based facility and advances would be made primarily on certain eligible inventories and accounts receivable. We expect to incur approximately $1.7 million in fees to close the transaction, including an early termination fee payable to Wachovia. In addition, we have agreed to issue CapitalSource 300,000 warrants to purchase shares of our stock at fair market value upon closing. To date we have paid approximately $475,000 of these fees. Conditions to close this new facility include:

• Raising at least $4.2 million in the Subordinated Secured Convertible Notes by August 16, 2006;
• Evidence of at least $7 million in increased vendor credit lines by August 16, 2006;
• Subordination of all of the Company’s convertible debt in favor of CapitalSource; and
• Other closing conditions at the discretion of CapitalSource.

Under the proposed terms with CapitalSource, if we do not raise an additional $10.8 million within 90 days of closing we would be in default. This $10.8 million may include the rollover of the $5 million bridge loan into a proposed new Subordinated Secured Convertible Note offering described below. If we do not close on this new facility with CapitalSource, we may be subject to a breakup fee. This facility is anticipated to reset EBITDA covenants at amounts lower than those set by Wachovia, but there is no assurance that we will meet these new EBITDA targets. The facility is anticipated to limit our annual capital expenditures and other restrictions such as the issuance of additional debt. The CapitalSource facility would result in creation of first priority lien on substantially all of our assets, but it will allow a second lien to noteholders in the proposed Subordinated Secured Convertible Note offering. There is no assurance that we will be able to close the transaction with CapitalSource on the terms described herein, or at all.

Pursuing Private Placement

We have entered into an agreement with an investment bank to conduct a private placement of the Company’s Subordinated Secured Convertible Notes with gross proceeds of up to $20 million. It is expected that these notes will require a second lien on substantially all of our assets. The term sheet and the agreement with the investment bank does not guarantee that the offering will be successful and the investment bank is acting as a placement agent only and does not commit to purchase any securities or obtain any minimum amount of funding. We cannot assure you that the transaction will be consummated on the terms described herein, or at all.

Second Quarter Summary

•      Overall revenue for the second quarter of 2006 decreased 22% compared to the second quarter of 2005, primarily as a result of reduced component availability due to cash constraints and decreased orders from federal and SLE customers.

• Gross margins for the second quarter of 2006 were 12.4% compared to 12.1% in the second quarter of 2005 and 11.4% for all of 2005.

•      The EBITDA loss for the second quarter of 2006 was $1.9 million, a year-over-year improvement of more than $1.5 million compared to the second quarter of 2005 and a sequential improvement of more than $2 million compared to the first quarter of 2006.

• Revenue from server and storage products was $5.6 million, an increase of 31% compared to the second quarter of 2005.

•      <Page Continue>Revenue from desktop products was $37.4 million, a decrease of 25% compared to the second quarter of 2005, while revenue from notebook products was $10.1 million, a decrease of 29% compared to the second quarter of 2005. Sales of third party products and services (monitors, printers and other accessories) were $15.3 million, a decrease of 21% compared to the second quarter of 2005.

•      Sales to customers in the mid-enterprise commercial segment increased by 2% in the second quarter of 2006 compared to the second quarter of 2005. This customer segment now represents 47% of our overall customer mix.

•      Sales to public sector customers decreased compared to the first quarter of 2005, with revenue from the federal segment falling by 38% and revenue from the state/local government and education segment falling by 33%.

•      During the second quarter of 2006, we took a non-cash impairment charge to our Intangibles of approximately $13.2 million. This was due to the change in our future strategy made in July 2006, which reduced the value we placed on certain MPC assets acquired in the merger.

• We ended the second quarter of 2006 with a backlog of approximately $36 million compared to a backlog of approximately $29 million at the end of the second quarter of 2005.

•      We announced restructuring actions on July 5, 2006 that included a reduction in approximately 50 positions, additional reductions to non-headcount expenses and several changes to executive management. These reductions are intended to bring the company’s expenses more closely in line with its revenue and margin.

The Company uses “EBITDA”, earnings before interest, taxes, depreciation and amortization, after adjusting for non-cash stock awards issued pursuant to the merger, as a financial measurement. EBITDA includes the impact of settlements made with vendors. This is not a GAAP measurement. EBITDA after adjusting for non-cash stock awards issued pursuant to the merger is derived by adding back the following to GAAP net loss: Net Interest expenses, Depreciation and Amortization, Impairment of Intangibles and the non-cash expense of stock awards issued pursuant to the merger. This non-GAAP measurement is provided as supplementary information and is not an alternative to GAAP. Some investors may use EBITDA to supplement their analysis of our results of operations.

KEY INDICATIONS OF FINANCIAL CONDITION AND PERFORMANCE ASSUMING THE MPC MERGER TOOK PLACE ON JANUARY 1, 2005

	June 30,
	Three months Ended			Six Months Ended
	2006	2005	% Change	2006	2005	% Change

Net Sales	$ 68,529	$ 87,916	-22.10%	$ 134,993	$ 157,886	-14.50%

Cost of Good Sold	$ 60,065	$ 77,245	-22.20%	$ 118,438	$ 139,052	-14.80%

Gross Margin	$ 8,464	$ 10,671	-20.70%	$ 16,555	$ 18,834	-12.10%
Gross Margin %	12.40%	12.10%	2.50%	12.30%	11.90%	3.40%

Operating Expenses
Research & Development	$ 985	$ 1,192	-17.40%	$ 2,135	$ 2,534	-15.80%
Selling, General & Administrative	10,189	12,857	-20.80%	21,098	24,683	-14.50%
Depreciation & Amortization	2,020	590	242.60%	4,040	1,117	261.60%
Impairment of Intangibles	13,235	-	-	13,235	-	-
Total Operating Expenses	$ 26,429	$ 14,639	80.50%	$ 40,508	$ 28,334	43.00%

Operating Loss	$ (17,965)	$ (3,968)	352.70%	$ (23,953)	$ (9,500)	152.10%

Other (Income)/Expense
Interest Expense, net	$ 1,166	$ 655	78.00%	$ 2,644	$ 1,068	147.50%
Gain on Vendor Settlements	(843)	-	-	(843)	-	-
Change in Estimated Fair Value of Derivative Financial Instruments	909	-	-	909	-	-
Other Expense	(85)	-	-	(49)	-	-
Total Other (Income)/Expense	$ 1,147	$ 655	75.10%	$ 2,661	$ 1,068	149.10%

Net Loss	$ (19,112)	$ (4,623)	313.40%	$ (26,614)	$ (10,569)	151.80%

EBITDA	$ (1,867)	$ (3,378)	44.70%	$ (5,834)	$ (8,384)	30.40%
EBITDA % of sales	-2.70%	-3.80%		-4.30%	-5.30%

Reconciliation of Net Income (Loss) to EBITDA:

Net Income (Loss)	$ (19,112)	$ (4,623)		$ (26,614)	$ (10,569)

Interest (Income)/Expense	1,166	655		2,644	1,068
Change in Estimated Fair Value of Derivative Financial Instruments	909	-		909	-
Other (Income)/Expense	(85)	-		(49)	-
Depreciation, Amortization & Impairment	15,255	590		17,275	1,117

EBITDA	$ (1,867)	$ (3,378)		$ (5,835)	$ (8,384)

Because management believes that it provides a more meaningful discussion and analysis, all results will be discussed on a pro-forma basis, which combines our results with those of MPC for all of 2005.

Revenues:

Net revenue for the three months ended June 30, 2006 was $68.5 million, a decrease of 22%, or $19.3 million, compared to the same period in 2005. Net revenue for the six months ended June 30, 2006 was $135 million, a decrease of 14.5% or $22.9 million, compared to the same period in 2005.

This decline for the three and six months ended June 30, 2006 was due in part to our inability to ship many of the orders that we have on backlog. Because of our liquidity constraints, some of our suppliers have delayed delivery of components pending resolution of payment issues. As a result, some of our deliveries to customers have been delayed. Our backlog at the end of the second quarter of 2006 was $35 million, which is $6 million higher than our backlog at the end of the second quarter of 2005.

This decline was also caused by lower revenues in our public sector business, as sales to the federal government decreased by 38% for the second quarter of 2006 compared to the same period in 2005 and decreased by 34% for the six months ended June 30, 2006 compared to the same period in 2005. In addition, sales to state/local government and education customers decreased by 33% for the second quarter of 2006 compared to the same period in 2005 and decreased by 26% for the six months ended June 30, 2006 compared to the same period in 2005. These declines were partially offset by an increase in sales to mid-size enterprise customers, which increased by 2% for the second quarter of 2006 compared to the same period in 2005 and increased 13% for the six months ended June 30, 2006 compared to the same period in 2005. Sales to mid-size enterprise customers rose as a percentage of total sales from 35.7% for the second quarter of 2005 to 46.8% for the second quarter of 2006 and increased from 37% for the six months ended June 30, 2005 to 49% for the six months ended June 30, 2006. Our revenue in the mid-size enterprise customer segment increased due to sales of new products designed for this segment, particularly products in the servers and storage area.

The decline in federal sales resulted from lower sales to several large federal agencies, most notably the Department of Veterans Affairs. The lower federal revenue number also reflects the decisions of several large federal branches, including the US Air Force and US Army, to consolidate their PC purchases using “bulk buy” vehicles to secure the lowest possible pricing.

In the state/local government and education markets, we chose not to participate in certain business opportunities where the sales prices would have resulted in unacceptable margins. We expect that sales to federal, state/local government, and education customers may continue to decline because of competitive pressures and decreasing average sales prices.

From a product perspective, for the second quarter of 2006, revenue from our server and storage products was $5.6 million, an increase of 31% compared to the second quarter of 2005. For the six months ended June 30, 2006, revenue from our server and storage products was $12.1 million, an increase of 57% compared to the same period in 2005. Servers and storage represent a strategic product category for the company with historically higher gross margins compared to our other product segments. Revenue from our desktop products in the second quarter of 2006 was $37.4 million, a decrease of 25% compared to the same period in 2005, while revenue from PC notebook products was $10.1 million, a decrease of 29% compared to 2005. For the six months ended June 30, 2006, revenue from our desktop products was $70.4 million, a decrease of 16% compared to the same period in 2005 while revenue from PC notebook products was $12.1 million, a decrease of 4% compared to the same period in 2005.

Revenue from third-party products and services (such as monitors, printers and other accessories) for the three months ended June 30, 2006 was $15.3 million, a decrease of 21% compared to 2005. For the six months ended June 30, 2006, revenue from third party products and services was $31.4 million, a decrease of 30% compared to the same period in 2005. The decline in third-party product sales is directly related to the decrease in revenues from federal government sales. Our largest customer, the US Department of Veterans Affairs, purchases large volumes of third-party products, so the decline in sales to this customer resulted in lower third-party sales for MPC.

The continuing decline in desktop and notebook PC sales reflects the industry trend for these types of products to be viewed increasingly as commodities by our customers, for which the acquisition price becomes the primary purchase criteria. To address this trend, we have identified a strategic initiative to reduce our dependence on sales from desktop and notebook PCs and to focus instead on server and storage products that currently enjoy higher growth rates and margins.

Gross Profit Margin:

As a percentage of net sales, gross profit margin increased to 12.4% for the three months ended June 30, 2006 from 12.1% for the same period in 2005 and from 11.4% for the full year 2005. Gross margins for the second quarter of 2006 were flat sequentially compared to the first quarter of 2006. For the six months ended June 30, 2006, gross profit margin as a percentage of sales increased to 12.3% compared to 11.9% for the same period in 2005.

Gross margin for the second quarter of 2006 includes the benefit of a reduction in warranty reserve of $0.4 million. Without this reduction in warranty reserve, gross margin for the second quarter of 2006 would have been 11.8%.

Server/storage gross margins were 20.7% for the three months ended June 30, 2006, compared to desktop gross margins of 12.6%, notebook gross margins of 12.8%, and third-party products and service margins of 7.8% for the same period. For the six months ended June 30, 2006 server/storage gross margins were 19.8%, compared to desktop gross margins of 12.5%, notebook gross margins of 13%, and third-party products and service margins of 8.3% for the same period. From a customer segment perspective, gross margins for mid-size enterprise customers were 14.8% for the three months ended June 30, 2006, while gross margins for federal customers were 9.6% and gross margins for state/local government and education customers were 10.3% for the same period. For the six months ended June 30, 2006, gross margins for mid-size enterprise customers were 14.6%, while gross margins for federal customers were 9.8% and gross margins for state/local government and education customer were 10.4% for the same period.

In addition, our gross margin improvement initiatives in the areas of reducing returns, lowering freight costs, increasing manufacturing productivity and reducing the number of customer evaluation units contributed to the sustained level of gross margin.

Research & Development Costs:

Research and development expenses decreased to $1.0 million for the three months ended June 30, 2006 from $1.2 million in the second quarter of 2005. As a percentage of net sales, research and development expenses for the second quarter of 2006 were flat compared to the second quarter of 2005. For the six months ended June 30, 2006 research and development expenses decreased to $2.1million from $2.5 million for the same period in 2005.

Selling, General & Administrative Expenses (SG&A):

SG&A expenses decreased to $10.2 million for the three months ended June 30, 2006 from $12.9 million in the same period in 2005, a decrease of approximately 21%. As a percentage of net sales, selling, general and administrative expenses increased to 14.9% for the second quarter of 2006 from 14.6% in the second quarter of 2005 because of the lower net sales number. For the six months ended June 30, 2006, SG&A expenses decreased to $21.1 million from $24.7 million for the same period in 2005.

These decreases in SG&A are primarily a result of ongoing cost reduction efforts. The restructuring actions announced on July 5, 2006 did not contribute to the lower SG&A achieved in the second quarter of 2006. The savings resulting from these restructuring actions are anticipated to occur in the forth quarter of 2006 and subsequent quarters.

The SG&A reductions for the three months ended June 30, 2006 are primarily a result of the elimination of headcount, which occurred subsequent to HyperSpace’s acquisition of MPC in late 2005. Headcount was reduced in the following areas:

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

Depreciation and Amortization

This is the non-cash depreciation of purchased fixed assets and the non-cash amortization of intangibles acquired at the time of the merger with MPC.

Impairment of Intangibles

We are focusing on higher margin products and markets, and recently updated our financial models. We determined that we had impaired the Acquired Intangibles that arose at the time of the merger with MPC. This is due primarily to the future expected declines in sales to federal government customers. The federal government segment is challenged by difficult market trends such as declining average selling prices and declining margins. With the adoption of our new strategic plan, we expect a faster decline in our sales in the federal government segment because we are now focusing on higher margin segments such as its mid-size enterprise segment and is placing increasing focus on our server and storage products which are aimed less at the federal government sector. We recognized a non-cash impairment charge of $13.2 million during the second quarter of 2006.

Other (Income) Expense: This is comprised of interest expense charges on the various borrowings, primarily the Wachovia credit facility, gains realized on settlements with vendors, expenses resulting from the change in estimated fair value of derivative financial instruments and imputed interest on warrants issued. The increase for the three and six months ending June 30, 2006 is attributable to the imputed interest on warrants issued to in connection with the merger, a higher interest rate on the Wachovia line of credit, expenses relating to the estimated fair value of derivative financial instruments resulting from the $5 million bridge loan offset by gains on vendor settlements. For the three months ended June 30, 2006, we recognized cash and non-cash interest expense in the amounts of $221,000 and $919,000 respectively. For the six months ended June 30, 2006 we recognized cash and non-cash interest expense in the amounts of $966,000 and $1,652,000 respectively.

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

MPC was not required to provide for income tax expense prior to January 2, 2005 because it had elected to be taxed as a partnership. Beginning January 2, 2005, MPC became required to record income tax expense. No expense was recorded in 2005 because of the losses on operations. Effective January 2, 2005, GTG PC Holdings (MPC’s immediate parent) elected to be taxed as a C corporation and as such will be subject to federal and state income tax in future periods.

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

Under our articles of incorporation, we have agreed to indemnify our officers and directors in connection with activities on our behalf. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have not recorded any liability for these agreements as of June 30, 2006. We have also entered into indemnification agreements with our directors and certain officers.

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

As of June 30, 2006, the Company has no unvested stock options and does not intend to use stock options as a compensation tool in the future. Effective with the completion of the merger, the Company’s Compensation Committee has determined that Restricted Stock Units are the form of stock compensation that it will use for employees. Accordingly, SFAS 123R is unlikely to have any impact on the Company. As discussed in the financial statements, the Company does take a charge to its Statement of Operations for the fair value of Restricted Stock Units issued on the dates the awards vest.

The Company does however use the provisions of SFAS 123R and the Staff Accounting Bulletin No. 107, issued by the SEC on March 29, 2005 to determine volatility to be used in its financial statements. In the calculation of imputed interest on warrants issued in conjunction with certain debt instruments, the Company uses the Black-Scholes pricing model, which requires an estimate of the volatility of the Company’s share price. Both SFAS 123R and SAB 107 state that volatility is a measure of the amount by which share prices fluctuate or are expected to fluctuate. Neither, however, specify a particular method for calculating volatility and require management to make its best estimate of expected volatility. Since inception the Company estimated volatility by a review of certain small-cap indices and peer group stocks. This was because the Company determined that its actual volatility since our IPO was not reflective of future volatility because of the thinly traded nature of the Company’s stock, the shortness of time as a new public company, and the fact that the merger in July 2005 represented a significant change to the Company’s business. The Company now has a full year of stock price activity since the merger and has reevaluated the way it estimates volatility. The Company has determined that it would use a combination of its historical volatility since the merger and by a comparison of the Company’s peer group. The historical volatility is determined at monthly intervals.

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

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-lived Assets”, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company has decided to early adopt the provisions of SFAS 155 with respect to the bridge loan it received during the quarter ended June 30, 2006.

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

Use of Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In order to prepare these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the valuation of long-lived assets, inventory reserves, sales return reserves, allowances for doubtful accounts and other liabilities, such as product warranty reserves and the expected future volatility of our stock prices. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our use of estimates and critical accounting policies are described in more detail in Note 3 in the unaudited financial statements.

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

Acquired Intangible Impairment: The estimates used by management in determining an asset impairment is a critical accounting estimate because it is highly susceptible to change from period to period. It requires management to make assumptions about future cash flows over future years and utilize an estimated discount rate. Management’s assumptions about future cash flows involves significant judgment because actual operating levels have fluctuated in the past and may continue to do so in the future and economic conditions may change. Also, the adoption of any new strategic plan inherently involves uncertainty.

Derivative Financial Instruments: The accounting for convertible debt with derivative features is highly complex, subject to a number of accounting pronouncements and subject to broad interpretations. Determination of the treatment of these convertible debt instruments is based on current interpretation of the facts, treatment by other companies and discussion with industry experts. Management is also required to make highly subjective estimates of future share price volatility, the probability of future events and effective discount rates.

We discuss critical accounting policies and changes in estimates with the audit committee of the Company’s board of directors on a regular basis.

Liquidity and Capital Resources

We face significant constraints with respect to our liquidity and working capital. As of June 30, 2006, we had cash and cash equivalents of $1.0 million, which remains flat compared to the balance at March 31, 2006. Our current assets decreased to $64.0 million at June 30, 2006 and our current liabilities (exclusive of deferred revenue which is not yet earned) decreased to $65.6 million. Included in the current liability total is approximately $1.0 million in costs unpaid, including legal and banking costs, which relate to the merger.

Background:

Since inception, we have financed our operations through the private placements of equity securities, convertible debt, loans from our founder and other members of our Board of Directors, short-term loans, a line of credit and net proceeds of $7.1 million from our IPO. In connection with our IPO, we also issued 3.6 million warrants. These warrants are exercisable at $5.50 per share, which is well above the current market price of our common stock. The warrants are callable by us at $0.25 per share if our common stock trades at or above $9.50 per share for 20 consecutive days. None of these warrants have yet been exercised, and we do not anticipate that a material amount of the warrants will be exercised unless we are able to exercise our call right, which would require our stock trading price to close at a price of at least $9.50 for 20 consecutive trading days. Our stock has never traded above $9.50 per share.

MPC’s liquidity has been constrained because of lower revenues and gross margins in 2005 compared to 2004, lower revenues in the first half of 2006 compared to 2004 and 2005, ongoing losses, expending cash to support fundraising initiatives and to secure a new line of credit, costs expended to consummate the merger with HyperSpace, severance paid to employees, and the significant amount of cash withdrawn by its prior owner in the years before the acquisition. Because MPC’s liquidity has been constrained, MPC has managed its cash position by extending payments to suppliers, some of whom have placed MPC on credit hold, reduced credit lines or placed MPC on a pre-pay position for products. On many occasions this has delayed delivery of components to MPC’s manufacturing facility until payments were made. MPC has also received notices of default and threatened litigation from some suppliers, including Microsoft, but has generally cured the defaults or settled the amount owed or otherwise managed the supplier relationship. During the quarter ended June 30, 2006, delivery and credit issues with suppliers because of late payments have materially increased compared to prior periods. Further recurring late payments will result in additional credit holds, additional requirements that we pre-pay for products, a refusal to deliver components or termination of supply arrangements, any of which could have a material adverse effect on our financial condition and results of operations.

Wachovia Credit Facility

MPC historically financed its operations from internally generated cash and a credit facility, which has limited borrowing availability. In July 2005, MPC entered into a senior secured credit facility provided by Wachovia Capital Finance Corporation (Western). This facility is secured by a pledge of substantially all of MPC’s assets and is subject to certain financial covenants. HyperSpace became a guarantor of the Wachovia credit facility at the time of the merger, and has pledged substantially all of its assets in support of the guaranty. The financial covenants include EBITDA and limitations on the amount of property, plant and equipment that can be purchased. On a daily basis, MPC often borrows the maximum amount available under the credit facility and we believe this trend will continue for the foreseeable future. As of June 30, 2006, MPC’s borrowings under the Wachovia facility were approximately $10.9 million, excluding $3.1 million of standby letters of credit issued as collateral against credit lines established with some of its vendors, with approximately $0.2 million of remaining credit available based on the borrowing base calculation.

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

MPC has been in violation of one of the covenants that requires maintenance of minimum EBITDA for most quarters, including the current quarter, since the line was put in effect at the time of the merger. For the quarter ended September 30, 2005, we obtained a waiver from Wachovia for this non-compliance by paying a fee of $150,000. On March 24, 2006, as a result of the fourth quarter of 2005 EBITDA miss, we entered into an amendment to the Wachovia credit facility providing, among other things:

• A reduction in the maximum amount of the loan from $60 million to $25 million,
• An increase in the interest rate from prime plus 0.5% to prime plus 2.5%,
• A reduction in the amount which is loaned against inventory,
• An increase in the minimum liquidity from $1 million to $2.5 million,
• The term of the loan will expire on June 30, 2007,
• Lower EBITDA requirement of ($3.25M) for the first quarter of 2006, and
• A waiver of the failure to meet the EBITDA covenant for the fourth quarter of 2005.

We met the EBITDA target under the revised Wachovia agreements for the first quarter of 2006. However, we did not meet the EBITDA covenant under the Wachovia credit facility for the three-month period ended June 30, 2006. On August 11, 2006, Wachovia, and we entered into an amendment that: (a) waived our failure to achieve our EBITDA covenant for the second quarter, and (b) specified that the term, of the Wachovia credit facility would expire on September 1, 2006.

Proposed CapitalSource Credit Facility

On August 11, 2006, we signed a Term Sheet and Commitment Letter with CapitalSource Finance LLC (“CapitalSource”) for a $40 million Senior Secured Revolving Credit Facility. Upon closing, this facility would replace the existing facility currently in place with Wachovia. This facility would be an asset-based facility and advances will be made primarily on certain eligible inventories and accounts receivable. We expect to incur approximately $1.7 million in fees to close this transaction, which includes an early termination fee payable to Wachovia. In addition, we agreed to issue CapitalSource 300,000 warrants to purchase shares of our common stock at fair market value upon closing. To date we have paid approximately $425,000 of these fees. Conditions to close this new facility include:

• Raising at least $4.2 million in the Subordinated Secured Convertible Notes by August 16, 2006,
• Evidence of at least $7 million in increased vendor credit lines by August 16, 2006,
• Subordination of all of the Company’s convertible debt in favor of CapitalSource, and
• Other closing conditions at the discretion of CapitalSource.

Under the proposed terms with CapitalSource, if we do not raise an additional $10.8 million within 90 days of closing, we would be in default. Such additional $10.8 million may include the rollover of our $5 million bridge loan into a proposed Subordinated Secured Convertible Note offering described below. If we do not close on the new facility with CapitalSource, we may be subject to a breakup fee. This new facility would reset EBITDA covenants at amounts lower than those set by Wachovia, but there is no assurance that the Company will meet these new EBITDA targets. The facility has covenants that would limit our annual capital expenditures and other restrictions such as the issuance of additional debt. The CapitalSource facility will result in creation of a first priority lien on substantially all of our assets, but it will allow a second lien to noteholders in the proposed Subordinated Secured Convertible Note offering. We expect the interest rate and other fees and charges on the CapitalSource facility to be greater than those in existence under the Wachovia facility. We cannot assure you that we will close the refinancing of our credit facility with CapitalSource on the terms described herein, or at all.

Fundraising Activities

Since the merger with MPC, we have actively explored alternatives to increase our liquidity, and have achieved limited success. From December 2005 to February 2006, we raised approximately $12.6 million, prior to expenses and commissions, through warrant exercises. On April 24, 2006, we obtained a bridge loan in the amount of $5 million. This bridge loan was obtained through a Securities Purchase Agreement with certain existing investors pursuant to which we sold convertible debentures for an aggregate of $5 million. The investors also received an aggregate of 1,370,000 warrants to purchase our no par value common stock for $3.12 per share, the fair market value on the day the transaction closed.

The convertible debentures accrued interest at 10% per annum and the $5 million aggregate principal amount becomes due and payable July 24, 2006. We prepaid the interest expense through July 24, 2006 with 40,064 shares of common stock at the time of the closing. On July 24, 2006, holders of the $5 million bridge loan agreed to extend the maturity date by 30 days to August 24, 2006 in return for an increase in the effective interest rate to 12%, payable in cash, for the extended term.

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

The $12.6 million raised, through the warrant exercises and the $5 million from the bridge loan are not sufficient to fully address our liquidity constraints. We need to raise a significant amount of additional funds to satisfy supplier payment obligations and to cover continued operating losses. There can be no assurance that we will be able to secure additional sources of financing. Even if we do obtain additional funding, the amount of such funding may not be sufficient to fully address all of our liquidity constraints. If we are unable to obtain significant additional liquidity from third party financing sources, it will be difficult or impossible for us to cure our liquidity needs, and we may be forced to seek additional extension of credit terms with creditors and suppliers, which they may not be willing to provide. We may incur additional interest expenses or grant other concessions to suppliers in return for granting additional terms. Continuing liquidity constraints could negatively and materially impact our business and results of operations. In particular, our liquidity constraints could impact our ability to obtain components from suppliers, our ability to satisfy obligations to customers and to sell additional product to customers in the future, our ability to retain key employees and our ability to fund capital expenditures or execute our business strategies, or could result in bankruptcy.

We have entered into an agreement with an investment bank to conduct a private placement of the Company’s Subordinated Secured Convertible Notes with gross proceeds of up to $20 million. It is expected that these notes will require a second lien on substantially all of the Company’s assets. The term sheet and the agreement with the investment bank does not guaranty that the offering will be successful and the investment bank is acting as a placement agent only and does not commit to purchase any securities or obtain any minimum amount of funding. We cannot assure you that the transactions will be consummated on the terms described herein, or at all. We may not be successful in our attempts to raise additional capital. If we are not able to raise additional capital to address our liquidity needs, we will not be able to effectively operate the business and you could lose the entire value of your investment.

Contractual Obligations

We are obligated to make future payments under various contracts, such as operating leases, royalty and licensing agreements and unconditional purchase obligations. The following represents our contractual commitments as of June 30, 2006 (in thousands):

	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years

Operating leases	3,674	1,899	1,710	65	-
Royalty/licensing agreements (1)	2,801	2,801	-	-	-
Severance Agreements	745	745	-	-	-
Employment Agreements	700	700	-	-	-
Outstanding purchase orders (2)	28,645	28,645	-	-	-
Other Obligations	985	705	170	110	-

Total contractual cash obligations	$ 37,550	$ 35,495	$ 1,880	$ 175	$ -

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

The Board of Directors approved a Management Incentive Plan for certain key MPC and HyperSpace employees for 2006. No amounts are accrued as of June 30, 2006 as no amounts were earned. It is highly unlikely that any amounts will be earned for calendar 2006.

MPC currently leases approximately 340,700 square feet of office and manufacturing space at 906 E. Karcher Road, Nampa, Idaho, under a lease that expires May 31, 2008 and a retail location nearby consisting of 5,000 square feet which, under an amended agreement, expires on August 31, 2006. The functions of the retail location will be incorporated into the Karcher Road facility. MPC also leases approximately 13,320 square feet of office space in Waukesha, Wisconsin under a lease that expires August 1, 2006 and 1,579 square feet of office space for a regional sales office located in Oakbrook, Illinois, which expires January 31, 2008. Additionally, our corporate headquarters are located at 116 Inverness Drive East, Englewood, CO, consisting of 2,488 square feet under a lease that expires July 31, 2010. As previously discussed, we intend to consolidate as many of our operations in our Nampa, Idaho facility as possible. This includes the relocation of our corporate headquarters from Colorado to Idaho. We have not negotiated a settlement with our landlord to exit our existing corporate headquarters prior to the lease end date. There can be no assurance that our landlord will be willing to waive any future lease payments to which we are obligated under these lease agreement, or that it will be possible to sublease the space.

On July 5, 2006, MPC and Micron Technology, Inc., entered into an amendment to the lease for the Nampa, Idaho facility. The amendment provides that MPC Computers may defer, without incurring late charges, base rent and other amounts due or become due between January 16, 2006 and May 31, 2007. The deferred amount will be due, plus interest at 1% per month, by May 31, 2007. The expected amount deferred during this period is approximately $2.4 million.

We have employment agreements with three of our executive officers. The details of these are included in a Form 8-K filed with the SEC on September 30, 2005. These agreements bear standard employment terms and conditions. The employment agreements are effective through April 1, 2007 and automatically extend for additional one-year terms at the Company’s option. These agreements carried minimum annual base salaries of approximately $840,000. In addition, as part of the merger, the Company has an agreement with a former officer which has unpaid severance payments of approximately $105,000 as of June 30, 2006.

On July 5, 2006, we entered into a separation of employment agreement with Michael S. Adkins, formerly President of HyperSpace Communications and Chief Executive Officer of MPC. Mr. Adkins ceased to be an employee and officer effective July 5, 2006, based on the mutual decision of the parties. Mr. Adkins will receive severance in the form of base salary and benefit continuation for 22 weeks from the date of termination. The total gross amount of the base salary continuation is approximately $169,000.

On July 7, 2006, we entered into a separation of employment agreement with Adam M. Lerner, Executive Vice President of MPC. Mr. Lerner ceased to be an employee and officer effective July 19, 2006, based on the mutual decision of the parties. Mr. Lerner will receive severance in the form of base salary continuation for 9 weeks from the date of termination. The total gross amount of the base salary continuation is approximately $49,000.

Quantitative and Qualitative Disclosures About Market Risk

MPC is subject to interest rate risk on its credit facility. MPC’s obligations under the facility are a floating rate based on the prime rate plus 2.5%. As interest rates rise, MPC will be subject to higher interest payments if outstanding balances remain unchanged.

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

MPC depends on relatively small number of third party suppliers for substantially all the components in its PC systems. Additionally, MPC maintains several single-source supplier relationships primarily to increase its purchasing power with these suppliers. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. MPC currently does not have long-term supply contracts with any of its suppliers that would require them to supply products to MPC for any specific period or in any specific quantities, which could result in shortages or delays. Supplier risks may also be affected by liquidity restraints.

MPC relies, to a certain extent, upon its suppliers’ abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the personal computer industry.

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors, and other information included in or incorporated by reference into this report, including our financial statements and the related notes thereto. You should also carefully review and consider all of the risk factors set forth in “Item 1, Risk Factors” in our previously filed Form 10-KSB for the period ending December 31, 2005. Additional risks and uncertainties that we do not presently know about, or have not yet identified, may also adversely affect our business. Our business, operating results and financial condition could be seriously harmed and you could lose your entire investment by the occurrence of any of the following risks, or by unforeseen risks not listed below.

We have failed to satisfy an AMEX listing requirement and may be delisted from the AMEX

On April 14, 2006, we received a notice from the American Stock Exchange (“AMEX”) that we have failed to satisfy a continued listing rule. The notice from AMEX states that we are not in compliance with the AMEX Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether we will be able to continue operations and/or meet our obligations as they mature. As required by the AMEX notice, we submitted a plan advising the action we have taken, or will take, that will bring us into compliance with the listing standards. On June 15, 2006, we announced that the AMEX accepted our plan for regaining compliance with the continued listing standards and granted until June 30, 2006, to regain compliance with continued listing standards. We did not meet all of the continued listing standards by the target date of June 30, 2006, and has requested an extension until September 30, 2006. We continue to communicate regularly with the AMEX staff regarding our progress. Our ability to regain compliance with the continued listing standards will be substantially dependent on our ability to complete our previously announced financing initiatives, of which there is no assurance. There can be no assurance that we will be able to continue our listing on the AMEX, or that AMEX will grant our request for an additional extension. If we are unable to continue our listing on the AMEX, the value of your investment could be substantially reduced.

The funds we have raised to date are not sufficient to fully address our liquidity constraints, there is no assurance that we will be able to raise additional funds, and failure to raise significant additional financing could have a material negative impact on our business and could result in bankruptcy.

From December 2005 to February 2006, we raised $12.6 million, prior to expenses and commissions, through warrant exercises. Additionally, on April 25, 2006, we closed a $5 million bridge loan from existing investors. These funds are not sufficient to fully address our liquidity constraints, and have been almost entirely spent to pay overdue vendor accounts. If we are unable to obtain significant additional financing, we could default in our obligations to our creditors. The financing initiatives described herein have not closed and we cannot assure you that they will close on the terms described herein, or at all. Even if such initiatives close on the terms contemplated, we will continue to face liquidity constraints.

Our liquidity constraints have impacted our ability to obtain components from suppliers, our ability to satisfy obligations to customers and to sell additional product to customers in the future, our ability to retain key employees and our ability to fund capital expenditures or execute our business strategies. Continued liquidity constraints could materially impact our ability to maintain our business, and could result in bankruptcy.

Our credit facility with Wachovia expires on September 1, 2006, and there is no assurance that we will close the contemplated credit facility with CapitalSource

Our credit facility with Wachovia has been amended to expire on September 1, 2006. We have entered into a commitment letter with CapitalSource for a new credit facility, but that commitment letter is subject to a number of contingencies, some of which have not been satisfied or are based on the sole discretion of CapitalSource. We currently believe that we will be able to finalize the credit facility with CapitalSource. However, if we are unable to close the transaction with CapitalSource, it is unlikely that we would be able to obtain another credit facility prior to the expiration of the Wachovia facility, and we would likely default under that facility. Such a default could result in foreclosure on all of our assets and we would be unable to continue our business.

Our recent restructuring actions will place additional workload and responsibility on continuing employees and it is possible that some employees will pursue other opportunities. The departure of former executives could negatively impact our business.

On July 5, 2006, we announced a restructuring program that included reduction in employee headcount. The reduction in employees will place additional workload and responsibility on continuing employees, and it is possible that some employees will elect to pursue other employment opportunities. The loss of key employees could have a material negative impact on our business. The reductions included some sales management and personnel, and it is possible that such reductions could negatively impact our sales. The restructuring also included the departure of MPC’s former CEO and Executive Vice President of Business Development and Sales. Responsibilities formerly handled by these executives have been assigned to other personnel, but such personnel have less experience with the responsibilities than the departed executives, and it is possible that the departure of the executives could negatively impact the company’s operations.

Reductions in our product development budget could impact our ability to produce competitive products.

As part of our restructuring effort, we significantly reduced our research and development budget. Our intent is to outsource a substantial portion of our research and development for commodity desktop and notebook products, and to focus our internal research and development resources on server and storage products and other specialized solutions. While we believe that we will be able to continue to provide a competitive product line, the reduction in our product development budget could impact our ability to produce competitive products.

A shift in our customer mix and focus will reduce our revenues in the short term and possibly in the long term.

Historically, our sales to federal government customers have constituted a substantial portion of our revenue. Our net sales to federal government customers were $214 million and $159 million in 2004 and 2005, respectively. We expect that federal sales may continue to decline because of a number of factors, including an increasing reliance by the federal government on “bulk buys”, where initial purchase price constitutes a primary factor in the purchase decision. We believe that in the future our sales mix will shift toward an increasing proportion of sales to mid-size enterprise customers, where we have seen growth in recent periods. Historically, we have realized better margins on sales to mid-size enterprise customers than to federal customers. However, it is likely that a decline in federal revenues and a shift of customer mix toward mid-size enterprise customers will have a negative impact on our overall revenues for the foreseeable future.

Our business plans are substantially dependent on our ability to improve gross margin and to successfully shift product and customer focus. There can be no assurance that we will be able to achieve our objectives.

Success in our restructuring plans is substantially dependent on our ability to improve gross margin. We have several initiatives to improve gross margin, but there can be no assurance that these initiatives will be successful. In recent periods, gross margins in our mid-sized business segment have been higher than in the federal and SLE segments. We believe that a shift in mix toward an increased proportion of mid-sized business sales should help to improve our overall margins. However, there is not assurance that gross margins on mid-size enterprise will remain stable or increase, and it is possible that margins in this segment will decline because of competitive pressures.

Additionally, our plans are dependant upon our ability to successfully shift our sales focus to mid-size enterprise customers, and to get such customers to purchase higher margin products, such as servers and storage, which historically have constituted a relatively small portion of our business. There is no assurance we will be successful with the initiatives.

Our liquidity constraints have resulted in a delay in delivery of components to our factory and delivery products to our customers. Delayed orders could negatively impact our relations with our customers and could result in cancellation of orders.

Because of our liquidity constraints, some of our suppliers have delayed delivery of components to our facility pending resolution of payment issues. As a result, some of our deliveries to customers have been delayed. Continued delay in delivery of products could negatively impact our customer relationships and result in decreased sales. Additionally, customers may elect to cancel late orders.

We are substantially dependent on the willingness of our suppliers to continue to provide credit terms. A decision by suppliers to reduce or terminate credit lines would have a material negative impact on our business.

Because of our liquidity constraints, we have been late in paying many of our suppliers. We endeavor to maintain strong relationships with the suppliers, but some suppliers have elected to reduce or eliminate credit terms. If suppliers continue to reduce or eliminate credit terms, we may be unable to continue to obtain necessary components and services in a timely fashion, or at all, which would have a material adverse affect on our business and our ability to continue operations, and could result in our bankruptcy.

ITEM 3. CONTROLS AND PROCEDURES

We have performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There have been no changes in our internal control over financial reporting during the three months ending June 30, 2006 that have materially affected, or are reasonably likely to have had a material affect, on our internal controls over financial reporting, except that we implemented additional review procedures over the evaluation and application of relevant accounting pronouncements, rules, regulations and interpretations especially as they relate to the issuance of convertible debt, warrants and derivative financial transactions or other complex transactions. These additional procedures included consultation with outside resources.

In order to facilitate comprehensive financial disclosure, members of the Company’s senior management team and Finance department management, who are responsible for all significant operational areas of the Company, meet regularly to discuss current business conditions and issues. Information discussed in these meetings is considered for financial statement and other disclosure purposes. Prior to the filing of the applicable financial documents, the senior management team and Finance department management also meets with the Audit Committee of the Board of Directors to review business issues impacting their area of responsibility and the Company as a whole. The information exchanged at these meetings is considered by the Board members and management in their review of the Company’s financial statements and SEC filings. As a result of these frequent meetings and interactions with members of management responsible for all significant operational areas of the Company, information is accumulated and communicated to the CEO and CFO, to allow for appropriate disclosure in the Company’s consolidated financial statements and regulatory filings.

In April 2006, the Company sold convertible notes and warrants. Due to the terms, conditions and various features and components of the note, management considered the accounting for this transaction to be complex. Accordingly, in addition to the evaluation of the transaction under the current authoritative accounting pronouncements, rules and regulations, and interpretations thereof, and the discussion of the Company’s proposed accounting treatment with its independent registered public accounting firm, management also undertook additional procedures. These procedures included the review of similar transactions, and the related accounting treatment by other registrants, and the engagement of an outside consultant in this area with experience on similar transactions. The consultant was engaged to review the Company’s determinations under the accounting literature, to review the correctness of the accounting entries and to ensure that the treatment was not inconsistent with the accounting being used by other registrants for similar transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All shareholder transactions during the quarter ended June 30, 2006 include:

• 5,300 shares of common stock issued with respect to the exercise of options
• 40,064 shares of common stock issued as payment for bridge loan interest
• 64,103 shares of common stock issued as payment for bridge loan origination fees
• 18,718 shares of common stock issued with respect to the conversion of notes payable and interest • 1,140 shares of common stock were surrendered by a former director upon resignation from the Board

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

2.2	Securities Purchase Agreement dated April 24, 2006 (15)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (2)

3.2	Amended and Restated Bylaws of the Registrant (3)

4.1	Specimen common stock certificate (4)

4.2	Form of representatives’ option for purchase of units (5)

4.3	Form of Warrant Agreement (5)

4.4	Form of Public Warrant (6)

4.5	2001 Equity Incentive Plan (7)

4.6	2004 Equity Incentive Plan (8)

4.7	Form of Convertible Debenture (15)

4.8	Form of Bridge Warrant (15)

4.9	Registration Rights Agreement dated July 25, 2005, as amended December 6, 2006 (16)

4.1	Registration Rights Agreement dated April 24, 2006 (15)

4.11	Form of Lock-up Agreement (15)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (11)

10.2	Form of Indemnity Agreement with each Director and certain Officers (11)

10.3	Management Incentive Plan (14)

10.4	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended (14)

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005 (9)

10.6	Employment Agreement between HyperSpace Communications, Inc. and Mark A. Pougnet dated as of September 28, 2005 (9)

10.7	Employment Agreement between HyperSpace Communications, Inc. and Brian T. Hansen dated as of September 28, 2005 (9)

10.8

Loan and Security Agreement, dated July 8, 2005, by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) and Amendment No. 1, thereto (10)

10.9

Amendment No. 2 to Loan and Security Agreement, dated November 10, 2005 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) (12)

10.10

Amendment No. 3 to Loan and Security Agreement, dated March 24, 2006 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) (13)

10.11	Guarantee, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.12	General Security Agreement dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

31.1*	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8) Incorporated by reference to Exhibit No. 99.2 on Form S-8, filed with the Securities and Exchange Commission on July 22, 2004

(9) Incorporated by reference to Exhibit Nos. 10.1, 10.3, 10.4, respectively, on Form 8-K, filed with the Securities and Exchange Commission on September 30, 2005.

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

(12) Incorporated by reference to Exhibit 10.15 on Form 10-QSB/A, filed with the Securities and Exchange Commission on November 16, 2005.

(13) Incorporated by reference to Exhibit 99.1, on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2006.

(14) Incorporated by reference to Exhibit 10.3 and 10.4 respectively, on Form 10KSB, filed with the Securities and Exchange Commission On March 31, 2006.

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

HyperSpace Communications, Inc

Date: August 14, 2006	/s/: John P. Yeros
John P. Yeros
Chairman and CEO
.

Date: August 14, 2006	/s/: Mark A. Pougnet
Mark A. Pougnet
Chief Financial Officer

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

2.2	Securities Purchase Agreement dated April 24, 2006 (15)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (2)

3.2	Amended and Restated Bylaws of the Registrant (3)

4.1	Specimen common stock certificate (4)

4.2	Form of representatives’ option for purchase of units (5)

4.3	Form of Warrant Agreement (5)

4.4	Form of Public Warrant (6)

4.5	2001 Equity Incentive Plan (7)

4.6	2004 Equity Incentive Plan (8)

4.7	Form of Convertible Debenture (15)

4.8	Form of Bridge Warrant (15)

4.9	Registration Rights Agreement dated July 25, 2005, as amended December 6, 2006 (16)

4.1	Registration Rights Agreement dated April 24, 2006 (15)

4.11	Form of Lock-up Agreement (15)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (11)

10.2	Form of Indemnity Agreement with each Director and certain Officers (11)

10.3	Management Incentive Plan (14)

10.4	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended (14)

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005 (9)

10.6	Employment Agreement between HyperSpace Communications, Inc. and Mark A. Pougnet dated as of September 28, 2005 (9)

10.7	Employment Agreement between HyperSpace Communications, Inc. and Brian T. Hansen dated as of September 28, 2005 (9)

10.8

Loan and Security Agreement, dated July 8, 2005, by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) and Amendment No. 1, thereto (10)

10.9

Amendment No. 2 to Loan and Security Agreement, dated November 10, 2005 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) (12)

10.10

Amendment No. 3 to Loan and Security Agreement, dated March 24, 2006 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) (13)

10.11	Guarantee, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.12	General Security Agreement dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

31.1*	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8) Incorporated by reference to Exhibit No. 99.2 on Form S-8, filed with the Securities and Exchange Commission on July 22, 2004

(9) Incorporated by reference to Exhibit Nos. 10.1, 10.3, 10.4, respectively, on Form 8-K, filed with the Securities and Exchange Commission on September 30, 2005.

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

(12) Incorporated by reference to Exhibit 10.15 on Form 10-QSB/A, filed with the Securities and Exchange Commission on November 16, 2005.

(13) Incorporated by reference to Exhibit 99.1, on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2006.

(14) Incorporated by reference to Exhibit 10.3 and 10.4 respectively, on Form 10KSB, filed with the Securities and Exchange Commission On March 31, 2006.

(15) Incorporated by reference to Exhibit 2.1, 4.1, 4.2, 4.3 and 4.4, respectively, on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006.

(16) Incorporated by reference to Exhibits 99.1 and 99.2 on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2005.