Form 10QSB
period 2006-09-30
HyperSpace Communications, Inc.
filed 2006-11-14
CIK 1289871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐        TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-115404

HYPERSPACE COMMUNICATIONS, INC.

(Name of small business issuer as specified in its charter)

COLORADO	84-1577562
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

906 E. Karcher Rd., Nampa, ID 83687
(Address of principal executive offices)

(208) 893-3434
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

Yes  ☐   No  ☒

As of September 30, 2006 there were 12,147,438 shares of the issuer’s no par value Common Stock outstanding.

Transitional Small Business Disclosure Format. Yes  ☐   No  ☒

INDEX

Part I – FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
Consolidated Balance Sheet
Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005
Notes to Interim Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Plan of Operation
Operating Results
Off Balance Sheet Arrangements
Guarantees
New and Recently Adopted Accounting Pronouncements
Liquidity and Capital Resources
Contractual Obligations
Quantitative and Qualitative Disclosures About Market Risk
Risk Factors

Item 3	Controls and Procedures

Part II – OTHER INFORMATION
Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6	Exhibits
(a) Exhibits – See Index to Exhibits

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” “could,” “should,” “continues,” or “believe,” or the negative or other variations thereof. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot be assured that such expectations will occur. Our actual future performance could differ materially from such statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Our Annual Report on Form 10-KSB for the year ended December 31, 2005 describes many of the significant factors that could cause actual results and events to differ materially and that constitute material risks to our business. You should carefully review the risk factors set forth in such Form 10-KSB, as well as those described in this report. Forward-looking statements apply only as of the date of this report; as such, they should not be unduly relied upon for current circumstances. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

ITEM 1: FINANCIAL STATEMENTS

HYPERSPACE COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheet

(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 2,077	$ 3,897
Accounts Receivable, net	44,073	42,938
Inventories, net	19,909	21,158
Prepaid Maintenance & Warranty Costs	7,223	17,625
Other Current Assets	754	1,234
Total Current Assets	74,036	86,852

Non-Current Assets
Property & Equipment, net	5,641	7,813
Goodwill	22,197	23,427
Acquired Intangibles, Net	16,571	33,018
Long-Term Portion of Prepaid Maintenance & Warranty Costs	845	1,106
Other Assets	2,163	1,027
Total Non-Current Assets	47,417	66,391

TOTAL ASSETS	$ 121,453	$ 153,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$ 39,799	$ 40,749
Accrued Expenses	4,919	11,217
Accrued Licenses & Royalties	978	1,606
Current Portion of Accrued Warranties	2,355	2,402
Current Portion of Deferred Revenue	15,161	24,598
Current Portion of Notes Payable & Debt	20,575	23,822
Total Current Liabilities	83,787	104,394

Long Term Liabilities
Long term Portion of Notes Payable and Debt	-	21
Derivative warrant liabilities	12,701	-
Convertible debentures, at fair value	32,616	-
Non-Current Portion of Accrued Warranties	1,959	2,373
Non-Current Portion of Deferred Revenue	22,769	19,011
Total Long Term Liabilities	70,047	21,405

TOTAL LIABILITIES	153,832	125,799

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity
Preferred Stock, no par value; 1,000,000 shares authorized; no shares issued and outstanding at 2006 and 2005	-	-
Common Stock, no par value, 50,000,000 shares authorized; 12,147,438 and 10,859,575 shares issued and outstanding at 2006 and 2005, respectively	58,635	51,305
Accumulated Deficit	(91,014)	(23,861)
Total Shareholders’ Equity (Deficit)	(32,379)	27,444

TOTAL LIABILITIES AND EQUITY	$ 121,453	$ 153,243

The accompanying notes are an integral part of the condensed consolidated financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Unaudited Condensed Consolidated Statements of Operations for the

Three and Nine Months Ended September 30, 2006 and 2005.

(In thousands except for share data)

	September 30,
	Three months Ended		Nine Months Ended
	2006	2005 (1)	2006	2005 (1)

Net Sales	$ 76,647	$ 100,924	$ 211,640	$ 101,089

Cost of Good Sold	67,826	88,165	186,264	88,252

Gross Margin	8,821	12,759	25,376	12,837

Operating Expenses
Research & Development	769	1,100	2,904	1,280
Selling, General & Administrative	10,310	10,267	31,408	11,713
Depreciation & Amortization	1,416	1,270	5,456	1,301
Impairment of Acquired Intangibles	-	-	13,235	-
Total Operating Expenses	12,495	12,637	53,003	14,294

Operating Loss	(3,674)	122	(27,627)	(1,457)

Other (Income) Expense
Interest Expense, net	901	802	3,545	804
Gain on Vendor Settlements	(734)	-	(1,577)	-
Change in Estimated Fair Value of Derivative Financial Instruments	24,931	-	25,840	-
Loss on Debt Extinguishment	10,511	-	10,511	-
Merger Related Stock Compensation Expense	1,261	4,183	1,261	4,183
Other Expense	(4)	-	(53)	-
Total Other Expense	36,866	4,985	39,527	4,987

Net Loss	$ (40,540)	$ (4,863)	$ (67,154)	$ (6,444)

Basic and diluted weighted average Common
Shares outstanding	12,103,583	6,485,728	11,833,338	4,661,011

Basic and diluted loss per Common Share	$ (3.35)	$ (0.75)	$ (5.67)	$ (1.38)

(1) The results of MPC have been consolidated effective July 25, 2005, the date the merger with HyperSpace Communications, Inc. became effective, therefore the results of MPC prior to July 25, 2005 are not included in the results for the three and nine months ended September 30, 2005. Please see the Management Discussion and Analysis section, which reflects financial results of operations as if HyperSpace and MPC had been consolidated at the beginning of all periods.

The accompanying notes are an integral part of the condensed consolidated financial statements.

HYPERSPACE COMMUNICATIONS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows For The

Nine Months Ended September 30, 2006 and 2005.

(In thousands)

	For the Nine Months Ended September 30,
	2006	2005 (1)
OPERATING ACTIVITIES
Net Loss	$ (67,154)	$ (6,444)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,244	538
Amortization of capitalized software and intangibles	3,212	819
Impairment of intangibles	13,235	-
Amortization of deferred loan costs	523	-
Valuation of shares issued as legal settlement	29	-
Valuation of warrants issued for advisory services	68	-
Change in estimated fair value of derivative financial instruments	25,840	-
Loss on Debt Extinguishment	10,511	-
Stock compensation expense	1,531	4,429
Cashless exercise of warrants	-	52
Valuation of warrant exchange	767	-
Gain on vendor settlements	(1,577)	-
Loss on disposal of assets	43	-
Accrued interest included in notes payable	45	(9)
Provision for Bad Debt	(29)	(110)
Changes in Assets and Liabilities
Accounts Receivable	(3,497)	(21,559)
Inventory	1,165	(5,167)
Prepaid Maintenance & Warranties	10,662	1,956
Other Current Assets	547	(281)
Other Non-Current Assets	(943)	-
Accounts Payable and Accrued Expenses	(1180)	12,234
Accrued Licenses & Royalties	(629)	1,004
Accrued Warranties	(460)	(871)
Deferred Revenue	(5,679)	(2,958)
Net Cash Used in Operating Activities	(10,726)	(16,367)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(116)	(42)
Proceeds from the Sale of Fixed Assets	2	-
MPC Acquisition Costs, net of cash acquired	-	1,284
Net Cash From Investing Activities	(114)	1,242

FINANCING ACTIVITIES
Net proceeds from Notes Payable	9,295	-
Net activity on Line of Credit	(2,938)	15,682
Payment of Note Payable	(128)	(152)
Payments on Capital Leases	(185)	(47)
Net Proceeds from the exercise of stock options	27	31
Proceeds from the exercise of Warrants	3,104	-
Payment of Stock Issuance Costs	(155)	2
Net cash provided by financing activities	9,020	15,516

Net cash increase (decrease) for period	(1,820)	391

Cash at beginning of period	3,897	5,876

Cash at end of period	$ 2,077	$ 6,267

(1) The results of MPC have been consolidated effective July 25, 2005, the date the merger with HyperSpace Communications, Inc. became effective, therefore the results of MPC prior to July 25, 2005 are not included in the results for the nine months ended September 30, 2005.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Supplemental disclosure of cash flow information:

(In thousands)

Cash paid for interest for the nine months ended September 30, 2006 and 2005 was $1,555 and $770, respectively.

We settled an outstanding dispute with a vendor in exchange for a cash payment of $240 during the nine months ended September 30, 2006.

No cash was paid for income taxes for the nine months ended September 30, 2006 and 2005.

Supplemental disclosure of non-cash activity:

During the nine months ended September 30, 2006, $325 of common stock was issued for interest and origination fees on a $5,000 bridge loan.

During the nine months ended September 30, 2006, $56 of notes payable and interest was converted to common stock at a price of $3.00 per share.

During the nine months ended September 30, 2006, $4 of common stock was surrendered by a former director upon his resignation.

HYPERSPACE COMMUNICATIONS, INC.

Notes to Interim Condensed Consolidated Financial Statements (Information with Respect to the Three and Nine Months Ended September 30, 2006 and 2005 is Unaudited)

The terms “we” “us” and “our” or the “company” as used in this quarterly report refer on a consolidated basis to HyperSpace Communications, Inc. and to its wholly-owned subsidiaries, including MPC Computers, LLC, which we acquired through a merger in July of 2005.

(Dollars in thousands)

Note 1—Description of Business and Basis of Presentation

We were formed in 2001 as a Colorado-based software company and completed an initial public offering (“IPO”) in October 2004. In July 2005, we acquired MPC Computers, LLC, or MPC, which is now a wholly owned subsidiary. As a result of the MPC acquisition, the size and nature of our business has changed significantly from the time of its initial public offering. We are now an enterprise IT hardware business providing products and services to customers in mid-sized businesses, government agencies and education.

Today our primary business is providing PC-based products and services to mid-sized businesses, government agencies and education organizations. We manufacture and market ClientPro® desktop PCs, TransPort® notebook PCs, NetFRAME® servers and DataFRAME™ storage products. We also provide hardware-related support services such as installation, technical support, parts replacement, and recycling. In addition to PCs, servers, and storage products, we also fulfill our customers’ requirements for third party products produced by other vendors including printers, monitors and software.

We focus primarily on three distinct market segments: federal government, state/local government & education (“SLE”), and mid-size enterprise. This focus enables us to tailor our operating model to better support the needs of these customers for customized products, services and programs. We sell directly to customers in each of our market segments.

We use a build-to-order manufacturing process that we believe is an efficient means to provide customized computing solutions.

Prior to our acquisition of MPC, our primary products consisted of HyperWeb™ and HyperTunnel™ software. In November 2005, we suspended R&D expenditures on these software products due to a lack of funds and significant sales opportunities. We have not had, and do not expect to have, any significant new sales of these software products in the future and do not expect to re-commence any R&D efforts.

These consolidated financial statements consolidate the accounts of GTG PC Holdings and its wholly owned subsidiaries (including MPC) effective July 25, 2005, the date of acquisition by us. References to a fiscal year refer to the calendar year in which such fiscal year commences. MPC’s fiscal year ends on the Saturday closest to December 31. MPC’s floating fiscal year-end typically results in a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 53-week fiscal year. References to three-month periods, or fiscal quarters, refer to the 13 weeks ended on the date indicated. MPC’s third quarter ended on September 30, 2006.

Note 2—Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. However, there can be no assurance that we will be able to continue in the ordinary course of business due to our significant liquidity constraints, unprofitable operations and negative operating cash flows. Our independent registered public accountants issued a report containing a going concern qualification for the year ended December 31, 2005 in their audit report dated March 20, 2006.

Management’s plans to continue operations in the ordinary course assume the successful replacement of our current asset-based lending facility. A new facility along with continued vendor support through continued or increased credit lines, minimal cancellations of our backlog and successful implementation of previously announced cost cutting initiatives are expected to be adequate to fund our operations for at least the next twelve months. These plans also assume success in our current focus on mid-sized enterprises and storage and server products. There can be no assurance that we will be successful in our efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional funding in the event that our financial resources become insufficient. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the merger with MPC, we have been seeking to raise additional funds to operate the business. We have raised $12,139 of equity and $14,486 from the sale of convertible debentures since the acquisition, including $4,686 in October 2006. The funds raised to date are not sufficient to execute our business plan. The shortfall in funding has been financed by vendors and other creditors who have allowed us to fall behind on our payment obligations or who have settled amounts due to them at amounts less than the original obligation. This funding shortfall and losses since the acquisition have resulted in extreme liquidity constraints. There can be no assurance that vendors and other creditors will continue to extend credit to us. Absent raising a significant amount of additional funds in the near future, there is a material possibility that we will be required to file for bankruptcy protection unless vendors and other creditors continue to waive or defer amounts due. It is also likely that further delays in obtaining financing will do significant harm to vendor relationships and that orders received by us from customers, which are not yet shipped (i.e. in backlog), are at risk of being cancelled.

Some vendors may also be willing to continue to defer payment terms until we complete additional financing. Certain vendors have entered into agreements with us for settlements of amounts due at less than the full amount owed, and additional vendors and other creditors may be willing to do so. Management is continuing initiatives to reduce overhead expenses and improve gross margins as evidenced by layoffs announced in July, 2006 and through other cost-cutting initiatives.

On April 14, 2006, we received a notice from the American Stock Exchange (“AMEX”) that we had failed to satisfy a continued listing rule due to significant operating losses and inadequate liquidity. The notice is based on AMEX’s review of our Form 10-KSB for the fiscal year ended December 31, 2005, which included an audit opinion containing a going-concern qualification. We submitted a plan to AMEX on April 26, 2006 advising of the steps to be taken to improve our operating results and liquidity. On June 15, 2006, we announced that the AMEX accepted our plan for regaining compliance with the continued listing standards and granted an extension until June 30, 2006, to regain compliance with continued listing standards. We did not meet all of the continued listing standards by the target date of June 30, 2006, and requested an extension, but we have not yet received a response. We continue to communicate regularly with the AMEX staff regarding our progress. Our ability to regain compliance with the continued listing standards will be substantially dependent on our ability to complete our financing initiatives, successfully execute our business plan and cost cutting initiatives of which there is no assurance. There can be no assurance that we will be able to continue our listing on the AMEX or that AMEX will grant our request for an additional extension.

 Note 3—Significant Accounting Policies

Interim Financial Information and Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements include the accounts of HyperSpace Communications, Inc and all of its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and related notes contained in our 2005 Annual Report on Form 10-KSB. The comparative balance sheet and related disclosures at December 31, 2005 have been derived from the audited balance sheet and consolidated footnotes referred to above.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented in these unaudited interim condensed consolidated financial statements are not necessarily indicative of results to be expected for the full year.

The preparation of our condensed consolidated financial statements in conformity with GAAP necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the balance sheet dates, and the reported amounts of revenues and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may cause us to revise estimates.

Our significant estimates include the collectibility of receivables and corresponding allowance for doubtful accounts, the reserve needed for possible future returns and discounts which may be granted, the carrying value and usefulness of inventory and the related inventory reserves, long-lived asset useful lives and impairment, estimated future volatility in our stock price, the timing and amount of future warranty and other product obligation expenses, the recognition of warranty revenue and the cost and settlement of current litigation or items in dispute.

Inventory and Inventory Reserves

Inventory balances are stated at the lower of cost or market, with cost being determined on an average cost basis approximating first in first out (FIFO). We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. If circumstances related to our inventories change, our estimate of the realizability of inventory could materially change. At September 30, 2006 and December 31, 2005, the inventory valuation allowance totaled $7,131 and $9,012, respectively, and was recorded as a reduction of inventory on our consolidated financial statements. Inventory balances, net of valuation allowances, at September 30, 2006 and December 31, 2005, are:

(In thousands)	September 30,	December 31,
	2006	2005

Raw Materials	$ 14,233	$ 13,611
Work in Process	179	210
Finished Goods	5,497	7,337

Total Inventory	$ 19,909	$ 21,158

Prepaid Maintenance and Warranty Costs.

Prepaid maintenance and warranty costs include amounts paid to third party software vendors, outsourced providers of warranty fulfillment services and technology insurance vendors for which the related revenue has been deferred. These costs are recognized ratably with the related revenue.

Accrued Warranty Reserves

We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our standard limited warranty. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, labor and a period ranging from 90 days to five years. Factors that affect the warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy warranty obligations. If circumstances change including an increase in the costs to support the warranty or an increase in the installed base covered by warranty services, or if a dramatic change in the failure rates were to occur, the estimate of the warranty accrual could increase significantly.

Deferred Revenue

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred software maintenance revenues that are recognized over the term of the contract, which generally range from 1-4 years. Also included in deferred revenue is revenue from the sale of enhanced and extended warranties, which are recognized as the related services are provided, which generally range from 3-5 years. These enhanced/extended warranties are deferred based on guidance provided in Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, and are valued based on the list price, net of any discounts offered to the customer.

Stock Based Compensation – Stock Options

During the first quarter of fiscal 2006, we adopted the provisions of and accounted for stock-based compensation in accordance with the Statement of Financial Accounting Standards (“SFAS”) 123R Share-Based Payments, which replaced SFAS 123 and supersedes APB 25. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All of our stock options were vested as of December 31, 2005. During the three months ending September 30, 2006, we entered into a separation of employment agreement with a former executive. As part of the agreement, 90,000 of previously issued and vested options were canceled and 90,000 of new fully vested stock options were issued with a new exercise price but a shorter option term. The transactions were accounted for as a modification of an existing award. No stock compensation expense under SFAS 123R was recorded during the three and nine months ended September 30, 2006 since the value of the new options were less then the original options.

THE IMPACT OF STOCK BASED COMPENSATION ON NET LOSS

(In thousands except for per share data)	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
Net loss—as reported	$(4,863)	$(6,444)
Add: stock-based employee compensation included in net income	471	471
Deduct: total stock-based employee compensation expense determined under fair market value method for an award	(57)	(208)
Net loss—pro forma	$(4,449)	$(6,181)

Basic loss per common share—as reported	$(0.75)	$(1.38)
Basic loss per common share—pro forma	(0.69)	(1.33)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. All options are granted at fair market value on the date of approval of the grant. Under the provisions of our incentive option plans, employees with vested options who leave our employment, are required to exercise or forfeit their options within 90 days after leaving employment regardless of the exercise period of the initial grant unless the terms of their departure from us allow for such longer time for exercise based on approval of the administrator.

We estimate volatility consistent with SFAS 123R. Since inception we estimated volatility by a review of certain small-cap indices and peer group stocks. This was because we determined that our actual volatility since our IPO was not reflective of future volatility because of the thinly traded nature of our stock, the shortness of time as a new public company, and the fact that the acquisition of MPC in 2005 represented a significant change to our business. We now have a full year of stock price activity since the acquisition and have reevaluated the way we estimate volatility. We have determined that we would use our historical volatility for the most recent 52 weeks. The historical volatility is determined at weekly intervals.

Stock Based Compensation – Restricted Stock Units

Subsequent to the merger, we began issuing Restricted Stock Units (“RSUs”) as stock based compensation. We record a non-cash compensation expense as these RSUs vest determined by the number of shares multiplied by the fair market value at the date of grant. We have granted RSUs subsequent to the merger to members of our Board of Directors and employees. Compensation expense for RSUs issued after the merger is classified on the statement of operations as operating expense. As part of the merger agreement, and pursuant to agreements signed with certain MPC officers and certain key employees, we issued RSUs, which are classified on the statement of operations as “Other Income/Expense” because they relate to the merger transaction. During the three months and nine months ended September 30, 2006, we recorded $1,260 in stock compensation expense for RSU’s related to the merger and we recorded $233 and $270, respectively, in stock compensation expense for RSU’s issued after the merger

Any RSU recipient who received an award subsequent to the merger, and who leaves the Company voluntarily or for cause after the merger and before these RSUs vest, will forfeit such awards.

Fair Value of Derivative Instruments

The fair values of derivative financial instruments, all of which relate to the issuance of our convertible debt, redemption of convertible debt, the conversion and anti-dilution features in such convertible debt and the exercise of related warrants, are estimated using various pricing models and assumptions related to the estimated term of those instruments, the volatility of the price of our common stock, interest rates, discount rates and the probability of such conversion or redemption.

In connection with the issuance of convertible debt, we evaluated the terms and conditions of the note documents, and the related warrants, in order to determine whether such terms and conditions and warrants represent embedded or freestanding derivative instruments under the provisions of SFAS 133 and Emerging Issues Task Force issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF 00-19”).

The determination of fair value includes significant estimates by management including the term of the notes, volatility of the price of our common stock, interest rates and the probability of conversion, redemption or a future dilutive financing transaction, among other items. The fluctuations in estimated fair value may be significant from period-to-period which, in turn, may have a significant impact on our reported financial condition and results of operations.

We early adopted SFAS 155 Accounting for Certain Hybrid Instruments. SFAS 155, which was released in February 2006, amended SFAS 133 to permit fair value re-measurement for any hybrid instrument (on an instrument-by-instrument basis) that contains an embedded derivative that would otherwise have to be bifurcated. The fair value option permitted by SFAS 155 is restricted only to hybrid financial instruments, and only if a requirement to bifurcate has been identified. Generally, if a company elects fair value re-measurement, the election is irrevocable, and all changes in fair value for the entire hybrid instrument (whether an asset or a liability) are recognized in earnings, in lieu of bifurcating an embedded derivative and applying a fair value model to only the debt derivative.

Income Taxes

We make no provision for income taxes because, since inception, we have not been profitable. We have a net operating loss carry forward available to offset future federal and state income taxes.

Basic and Diluted Loss Per Share

We apply the provisions of SFAS No. 128, Earnings Per Share. At September 30, 2006 and 2005, potential common stock of 30,147,507 and 10,721,507, respectively, consisting of stock options, stock warrants, restricted stock units and convertible debt were not included in the computation of diluted loss per share because their effect was antidilutive; however, if we were to achieve profitable operations in the future, they could potentially dilute such earnings. During September and October 2006, we entered into financing arrangements, which have triggered anti-dilution provisions of previously issued securities. See Note 6 – Notes Payable and Debt. We have not yet determined the impact of these provisions. It is possible that the number of potential common stock could be greater than disclosed.

Restructuring and Severance Charges

Since the acquisition, we have been involved in cost reductions and restructuring. Such initiatives have primarily involved a reduction in headcount. The costs incurred in these activities are comprised entirely of severance to former employees. In July 2006 we announced staff reductions and incurred an obligation of $681 in severance costs. These severance costs were paid out for a number of weeks after termination. The remaining liability for these severance costs at September 30, 2006 was $156, and is included in accrued expenses.

Note 4—Impairment of Acquired Intangibles and Goodwill

We account for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that intangible assets with estimable useful lives be amortized over their estimated useful lives, and be reviewed for impairment at least annually or when changes in circumstances indicate that their carrying amounts are in excess of their estimated fair value. An independent valuation firm valued the acquired intangibles at the time of the merger with MPC. The majority of this value was ascribed to the value of MPC’s customer relationships that existed at the time of the merger.

We are focusing on higher margin products and markets and updated our financial projections during the three months ended June 30, 2006. Our change in focus to higher margin products and markets is expected to result in decreased revenues in our Federal Government segment. At the time of the merger, a large portion of the acquired intangibles valuation was attributable to our customer relationships in the Federal government segment. We determined that this new focus represented a change in circumstance that requires us to test for impairment relating to our acquired intangibles, as the carrying value might not be recoverable. We account for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. At June 30, 2006 we performed an analysis of the sum of the future expected undiscounted cash flows from our long-lived assets, and determined that it is less than the carrying value, and therefore indicating an asset impairment. Accordingly, on June 30, 2006, we performed an analysis of the expected discounted cash flows from the customer relationships that existed at the time of the merger and determined that a non-cash impairment charge of $13,235 was necessary. This decline was due to the future expected declines in sales to federal government customers. We are challenged in the US Federal Government segment by difficult market trends such as declining average selling prices and declining margins. With the focus on higher margin markets and products such as the Mid-Sized Commercial segment and on Server and Storage products, we expect a larger decline in sales in the Federal Government segment. At September 30, 2006, we noted no significant changes in our financial projections from June 30, 2006.

The estimates used by management in determining an asset impairment is a critical accounting estimate because it is highly susceptible to change from period to period. It requires management to make assumptions about future cash flows over future years and utilize an estimated discount rate. Management’s assumptions about future cash flows involves significant judgment because actual operating levels have fluctuated in the past and may continue to do so in the future and economic conditions may change. Also, the adoption of any new strategic plan inherently involves uncertainty. Management discussed the application and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and determined that the estimates are reasonable based on current information.

We also evaluated the carrying value of our goodwill that arose at the time of the merger with MPC. We determined the fair value of the Company based on quoted market prices of our stock during the quarter, and compared such amount with our carrying value (stockholders’ equity or deficit), including goodwill. We determined that the fair value of the Company was greater than our book value, including goodwill, and therefore no impairment of goodwill was necessary at June 30, 2006. We reviewed our carrying value of goodwill during the quarter ended September 30, 2006, and determined that no impairment of goodwill was necessary.

We evaluate the recoverability of other long-lived assets, including property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We determined that the carrying values of these long-lived assets are recoverable in the ordinary course of business as of September 30, 2006.

Note 5—Settlements of Amounts Due to Vendors

During the three and nine months ended September 30, 2006, we entered into settlement agreements with vendors whereby we made cash payments at less than the full amounts due to certain vendors to settle the accounts. The aggregate net gain on such settlements was $734 and $1,577, respectively, for the three and nine months ended September 30, 2006 and is recorded in the statement of operations as a “Gain on Vendor Settlements”.

Note 6—Notes Payable and Debt

(In thousands)	September 30,	December 31,
	2006	2005

Line of Credit	$ 19,632	$ 22,571
Debt Incurred in Merger	524	562
Convertible Bridge Loans	346	348
Other Debt	73	362
Total Notes Payable and Debt	20,575	23,843
Long-term Portion	-	21
Current Portion of Notes Payable and Debt	$ 20,575	$ 23,822

 All amounts are inclusive of accrued interest.

Line of credit

In July 2005, MPC entered into a three-year credit facility provided by Wachovia Capital Finance Corporation (Western)(“Wachovia”). On March 24, 2006, MPC entered into an amendment to this credit facility that provides for borrowings and letters of credit totaling $25,000 less a $2,500 excess availability threshold and shortens the term to expire to March 31, 2007. The maximum borrowings under the revolving line of credit are subject to a borrowing base calculated primarily on eligible receivables and inventory. The interest rate on the line of credit is prime rate plus 2.5%, with an effective rate of 10.75% at September 30, 2006. Under the credit facility, we are subject to certain financial and other covenants including EBITDA and limitations on the amount of property, plant and equipment that can be purchased. This facility is secured by substantially all of our assets. At September 30, 2006 we had $2,800 of outstanding letters of credit under the credit facility.

On August 11, 2006, we and Wachovia entered into an amendment that: (a) waived MPC’s failure to achieve the EBITDA covenant for the quarter, and (b) specified that the term would expire on September 1, 2006. On September 6, 2006, we and Wachovia entered into an amendment that (a) extended the term of the Loan Agreement through January 17, 2007, (b) reduced minimum EBITDA covenants for the remainder of 2006, (c) limited the incurrence of new indebtedness by us or MPC, (d) amended certain definitions to reduce inventory loan limits and letter of credit limits, and (e) prohibited the use of cash collateral in the event of a bankruptcy or insolvency proceeding. We did not meet the EBITDA covenant under the Wachovia credit facility for the three-month period ended September 30, 2006 and such default has not yet been waived.

Debt Incurred in Merger

Debt incurred in connection with the merger of $495 was due July 25, 2006 including any unpaid interest, which is accrued at 5% per annum. We were unable to repay this amount due to our liquidity constraints. We are in discussions with these note holders about an extension to repay the amounts due. There is no assurance that we will be successful in renegotiating the terms of these notes. The holders have the right, at any time prior to payment, to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.00 per share, which was determined at the date of issuance. The common stock underlying these notes are covered by a registration rights agreement.

Convertible Bridge Loans

These notes were issued prior to our IPO. The outstanding amount was due April 2006 including any unpaid interest which is accrued at 12% per annum. The holder has the right, at any time prior to repayment, to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.50 per share. The notes include detachable warrants for purchase of common stock. The value of the warrants was recorded as interest expense in 2004. All of our assets at HyperSpace collateralize the notes. These notes have registration rights. In May 2006, we repaid principal and interest to one note holder. There are two remaining note holders who have not yet been repaid. We are in default of the repayment terms on these notes and the default interest provision of 18% has been accruing on these notes since April 15, 2006. We are in discussions with these note holders about an extension to repay the amounts due. There is no assurance that we will be successful in renegotiating the terms of these notes.

Warrants and convertible debt issued in connection with financing activities are subject to the provisions of EITF Issue 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 provides that derivatives should be classified as either equity or a liability. If the derivative is determined to be a liability, the liability is fair valued each reporting period with the changes recorded to the consolidated balance sheet and consolidated statement of operations. In regards to the convertible debt set out above, we have reviewed the requirements of EITF 00-19 and we determined that the embedded conversion option would qualify as equity under EITF 00-19 and would not be subject to bifurcation from the host instrument.

Bridge Loan

On April 24, 2006, we entered into a Securities Purchase Agreement with certain existing investors pursuant to which we sold convertible debentures for an aggregate of $5,000. The investors also received an aggregate of 1,370,000 5-year warrants to purchase our no par value common stock for $3.12 per share, our fair market value on the day the transaction closed. In connection with the Bridge Loan we issued 64,103 shares of common stock as payment of an origination fee to the investors.

The convertible debentures accrued interest at 10% per annum and the $5,000 aggregate principal amount was originally schedule to become due and payable July 24, 2006. We prepaid interest expense through July 24, 2006 with 40,064 shares of common stock at the time of the closing. On July 24, 2006, the maturity date on these debentures was extended to August 24, 2006 in return for an increase to the effective interest rate to 12%, payable in cash, for the period July 24, 2006 to August 24, 2006. These convertible debentures were rolled into the convertible debentures issued on September 6, 2006 as discussed below.

We concurrently entered into a registration rights agreement with the investors that required us to file a registration statement, and have it declared effective, covering all securities issued or issuable under this agreement within a period of 90 days from the date of the agreement (120 days if the registration statement receives a full review by the Securities and Exchange Commission). We filed the registration statement on November 8, 2006, but it has not yet been declared effective as of the date of this report. The registration rights agreement contains customary indemnification and contribution provisions.

These convertible notes were hybrid financial instruments that embody certain features that meet the definition of derivative financial instruments and require bifurcation under SFAS No. 133 Accounting for Derivative Financial Instruments. These embedded derivatives were required to be combined into one compound derivative financial instrument and carried at fair value as derivative liabilities.

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

We early adopted and applied the provisions of SFAS 155 Accounting for Certain Hybrid Instruments which permits fair value remeasurement for any hybrid instrument (on an instrument-by-instrument basis) that contains an embedded derivative that would otherwise have to be bifurcated. Under SFAS 155, the entire hybrid instrument was initially recorded at fair value and subsequent changes in fair value were recognized in earnings. As noted below, the debentures were rolled into a new financing for New Convertible Debentures and Warrants on September 6, 2006. EITF 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments provides that an exchange or modification that substantively modifies future cash flows (defined as over 10%) require treatment as an extinguishment of debt and was applicable for this transaction. The difference between the carrying value of the Bridge Loan debentures at extinguishment of $4,718 and the fair value of the new September 6, 2006 financing totaling $15,229 resulted in a loss on extinguishment of the Bridge Loan of $10,511. In addition, during the three months ended September 30, 2006, we recognized a derivative financial instrument expense of $469 for the increase in the fair value of the Bridge Loan debentures through September 6, 2006 and $484 for the increase in the fair value of the outstanding warrant derivative liability through September 30, 2006.

New Convertible Debentures and Warrants

On September 6, 2006, we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we sold convertible debentures for an aggregate of $4,550. Additionally, the investors of the April 24, 2006 Bridge Loan exchanged $5,000 face value of their convertible debentures plus $226 of accrued interest thereon into the new convertible debentures and the existing and new investors received 4,924,500 warrants. Subject to shareholder approval, the debentures become convertible into shares of common stock at a conversion price of $0.75 per share. Certain of our major shareholders, including our Chairman and Chief Executive Officer, representing approximately 36% of the issued and outstanding common stock, have signed voting agreements agreeing to vote to approve the financing. If we do not obtain shareholder approval, we may be required to pay interest and/or redeem all or a portion of the outstanding convertible debentures by using our limited cash resources instead of using our common stock. Additionally, the warrants will not be exercisable in full and we will be required to continue seeking shareholder approval of the private placements. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrue interest at 12% per annum and the aggregate principal amount becomes due and payable September 6, 2009. The debentures accrue interest at 8% per annum after shareholder approval is obtained. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

The debentures may not be converted, and the warrants may not be exercised, if they would result in the issuance of greater than 19.99% of the issued and outstanding common stock unless shareholder approval has been obtained. Because the conversion price for the debentures and the exercise price for the warrants is below market value and below the exercise and/or conversion price for certain previously issued warrants and convertible securities, anti-dilution rights of various security holders have been triggered and will result in the downward adjustment of the exercise and/or conversion price for various security holders, including the holders of our publicly traded warrants.

Both the debentures and the warrants contain provisions limiting conversion and exercise, or issuance of shares in lieu of interest, as the case may be, in the event that the holder’s beneficial ownership of our common stock would exceed 9.99%. We concurrently entered into a registration rights agreement with the investors that requires us to register all of the common stock issued and underlying the securities sold to the investors. The registration rights agreement contains customary indemnification and contribution provisions. We filed the registration statement on November 8, 2006, but it has not yet been declared effective as of the date of this report.

In addition, we issued to one of the investors additional warrants to purchase up to 360,000 shares of common stock for $1.10 per share. The terms of these warrants are identical to the warrants issued as part of the financing. The warrants were accounted for as additional consideration given to the investors as part of the financing.

In connection with this financing, we issued 546,000 warrants with a 5 year term to the placement agent to purchase our common stock for $0.75 per share.

The New Convertible Debentures are hybrid financial instruments that embody certain features that meet the definition of derivative financial instruments and require bifurcation under Statements on Financial Accounting Standards No. 133 as follows:

(i)

The conversion and anti-dilution protection features embedded in the debentures require bifurcation under FAS 133 because the risks associated with these features are not clearly and closely related to the host debt instrument. The conventional convertible exemption is not available for the hybrid instrument due to anti-dilution protections afforded the holders. In addition, an exemption for instruments indexed to a company’s own stock was not available because the hybrid instrument did not possess all conditions necessary for equity classification.

(ii)

The default redemption put embedded in the debentures requires bifurcation because the risks associated with these features are not clearly and closely related to the host debt instrument and they do not meet the definition of “indexed to a company’s own stock” which is necessary for equity classification.

(iii)

Certain buy-in and share delivery features met the definition for derivative accounting. However, we determined that share delivery was within our control and, therefore, and value of this feature would be de minimus.

Embedded derivatives that require bifurcation are required to be combined into one compound derivative financial instrument and carried at fair value as derivative liabilities. The 4,924,500 of detachable warrants, and related anti-dilution protection features were evaluated as freestanding derivative financial instruments under EITF 00-19, which provides the guidelines for equity classification. The warrants did not possess all of the conditions for equity classification due to the registration rights that require the delivery of registered shares, and did not provide for a mechanism for settlement should we be unable to deliver registered shares; in these instances, net-cash settlement is presumed. As such, the detachable warrants were required to be carried as liabilities at fair value. The warrants issued to the placement agent possessed all of the conditions for equity classification and were therefore classified as equity.

We applied the provisions of SFAS 155 Accounting for Certain Hybrid Instruments for the New Convertible Debentures and Warrants as a hybrid instrument that contains an embedded derivative that would otherwise have to be bifurcated. The entire hybrid instrument was therefore initially recorded at fair value and subsequent changes in fair value were recognized in earnings.

We assumed an expiration term of 5 years, a volatility of 119.33% and interest rate of 4.72%. The estimated fair value of these derivative instruments at inception and September 30, 2006 are as follows:

	Fair Value	Fair Value
(In thousands)	of Debt	of Warrants	Total

September 6, 2006, inception	$ 21,000	$ 6,644	$ 27,644

September 30, 2006	$ 32,079	$ 11,137	$ 43,216

We recognized an expense for derivative financial instruments of $7,865 for the fair value of the New Convertible Debentures and Warrants upon issuance on September 6, 2006.

September 29, 2006 Financing

As more fully described in Note 11- Subsequent Events, on September 29, 2006 we entered into another financing arrangement of convertible debentures and warrants, the majority of which was exchanged after September 30, 2006. However, we did receive $250 in proceeds and issued 125,000 warrants to purchase our common stock on September 29, 2006 and therefore accounted for that transaction during our quarter ended September 30, 2006. The terms and conversion features of this financing were substantially identical to the New Convertible Debentures and Warrants. Under the provisions of SFAS 155, the fair value of these debentures and warrants issued on September 29, 2006 were $790 resulting in an expense upon issuance of these derivative financial instruments of $540.

We assumed an expiration term of 5 years, a volatility of 119.33% and an interest rate of 4.72%. The estimated probability of a dilutive financing transaction is based on management’s estimate of such a transaction in the future.

Note 7—Shareholders’ Equity

During the three months ended September 30, 2006, we issued 25,000 shares of common stock at a fair value of $29 for settlement of a legal dispute. We also issued 37,254 shares of common stock upon the vesting of restricted stock units.

During the nine months ended September 30, 2006, in addition to the shares issued above, 1,034,410 shares of common stock were issued upon the exercise of warrants at an average price of $3.00 per share, 104,167 shares of common stock were issued as payment of interest and fees in connection with the April bridge loans discussed in Note 6, 59,719 shares of common stock were issued upon the vesting of restricted stock units, 19,582 shares were issued upon the conversion of notes and interest to common stock, and 8,871 shares of common stock were issued upon the exercise of stock options at an average price of $3.06 per share. Additionally, a former director surrendered 1,140 shares upon his resignation from the Board.

Note 8—Segment Information

We sell almost entirely into the US market in the following market segments: US Federal Government, State/Local/Education (“SLE”) and Mid-sized Business. We also manage our business by product type. Corporate and other consists of research and development, selling general and administration expenses and deprecation and amortization. Impairment by Acquired Intangibles is identified by market segment but not by product type and is therefore classified as Corporate and other in product type segment information. Impairment of acquired intangibles is identified by market segment but not by product type and is therefore classified as corporate and other in product type segment information.

Sales and Operating Income (Loss) by Market Segment

	For the Three Months Ended September 30,
(In thousands)	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	Inc(Loss)	Sales (1)	Inc(Loss) (1)

US Federal Government	$ 33,923	$ 3,428	$ 59,935	$ 5,865

SLE	20,371	2,325	34,310	3,500

Mid-sized Business	22,353	3,068	28,066	4,069

Corporate and Other		(12,495)		(15,860)

Total	$ 76,647	$ (3,674)	$ 122,311	$ (2,426)

	For the Nine Months Ended September 30,
(In thousands)	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	Inc(Loss)	Sales (1)	Inc(Loss) (1)

US Federal Government	$ 72,328	$ (6,060)	$ 118,054	$ 11,726

SLE	51,312	5,527	76,146	7,826

Mid-sized Business	88,000	12,674	85,997	12,716

Corporate and Other		(39,768)		(44,195)

Total	$ 211,640	$ (27,627)	$ 280,197	$ (11,927)

(1) The information is provided as if the merger occurred as of the beginning of fiscal 2005.

Sales and Operating Income (Loss) by Product

	For the Three Months Ended September 30,
(In thousands)	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	Inc(Loss)	Sales (1)	Inc(Loss) (1)

Systems	$ 50,546	$ 6,808	$ 75,819	$ 10,246

Third Party and Other	26,101	2,013	46,492	3,188

Corporate and Other		(12,495)		(15,860)

Total	$ 76,647	$ (3,674)	$ 122,311	$ (2,426)

	For the Nine Months Ended September 30,
(In thousands)	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	Inc(Loss)	Sales (1)	Inc(Loss) (1)

Systems	154,104	20,752	188,952	25,367

Third Party and Other	57,536	4,624	91,245	6,901

Corporate and Other		(53,003)		(44,195)

Total	$ 211,640	$ (27,627)	$ 280,197	$ (11,927)

(1) The information is provided as if the merger occurred as of the beginning of fiscal 2005.

During the nine months ended September 30, 2006, we recorded a non-cash impairment charge relating to acquired intangibles related to the US Federal Government of $13,235 and this expense is reflected in the operating loss for the nine months ended September 30, 2006. If this impairment had not been necessary, the operating loss by market segment shown for the nine months ended September 30, 2006 would have been as follows:

(In thousands)	Nine Months
Ended September 30, 2006
US Federal Government	$ 7,175

SLE	5,527

Mid-sized Business	12,674

Corporate and Other	(39,768)

Total	$ (14,392)

The operating loss by product for the three and nine months ended September 30, 2006 would have been as follows:

(In thousands)	Nine Months
Ended September 30, 2006
Systems	$ 20,752

Third Party and Other	4,624

Corporate and Other	(39,768)

Total	$ (14,392)

Note 9 – Litigation

On September 7, 2005, MPC was served with a first amended complaint in a lawsuit filed in the federal district court for the district of Utah, alleging infringement of certain patents, relating to floppy disk controllers, owned by Phillip Adams & Associates, LLC. MPC is investigating the matter and is identifying component suppliers and has tendered indemnification demands. Because the case is still in its early stages, MPC is not able to determine the financial impact, if any, arising from an adverse result in the matter.

We are involved in various other legal proceedings from time to time in the ordinary course of our business. We investigate these claims as they arise. We are not currently subject to any other legal proceedings that we believe would have a material impact on our business. However, due to the uncertainties inherent of the judicial process, we are unable to predict the ultimate outcome or financial exposure, if any, with respect to these matters. While we intend to vigorously defend these claims and believe that we have meritorious defenses available, there can be no assurance we will prevail in these matters. If any of these claims is not resolved in our favor, it could have a material adverse effect on our business, financial condition and results of operations.

Settlement of Litigation

On March 29, 2006, we settled an outstanding dispute with Omni-Tech in exchange for a cash payment of $240. The settlement was recorded as a reduction in goodwill at December 31, 2005, as the liability was acquired in the acquisition of MPC by HyperSpace.

Note 10 – New and Recently Adopted Accounting Pronouncements

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We will adopt this standard January 1, 2008. We do not expect it to have a material impact on our financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. It also requires additional financial statement disclosures about uncertain tax positions. FIN 48 is effective January 2007. Because we have not been profitable since our initial public offering and the uncertainty as a going concern, we have not realized any deferred tax assets. We therefore do not expect FIN No. 48 to have a material impact on our financial position or results of operations. If our tax status were to change in the future, we would have to reevaluate the impact of FIN No. 48 on our financial position and results of operations at that time.

Recently Adopted Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) 123R Share-Based Payment, a revision to SFAS No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25 and requires the recognition of compensation expense an amount equal to the grant-date fair value of share-based payments granted, such as employee stock options. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans and the accounting for income tax effects of share-based payment transactions. SFAS 123R was effective commencing January 1, 2006. As of September 30, 2006, we had no unvested stock options and do not intend to use stock options as a compensation tool in the future. Effective with the completion of the merger, our Compensation Committee has determined that restricted stock units are the form of stock compensation that it will use for employees. Accordingly, SFAS 123R is unlikely to have any impact on for stock options. We take a charge to statement of operations for the fair value of restricted stock units issued on the dates the awards vest.

In February 2006, the FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. We early adopted the provisions of SFAS 155 with respect to the bridge loan received during the quarter ended June 30, 2006. We applied the provisions of SFAS 155 to convertible debentures and warrants sold in September 2006. See Note 6 – Notes Payable and Debt.

Note 11 - Subsequent Events

September 29th Financing

On September 29, 2006 we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we agreed to sell convertible debentures for an aggregate of $4,936. However, we did not close on a majority of these funds until October 4, 2006. The investors also received an aggregate of 2,468,125 warrants to purchase our common stock. Subject to shareholder approval, the debentures become convertible into shares of common stock at a conversion price of $0.75 per share. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrue interest at 12% per annum and the aggregate principal amount becomes due and payable September 29, 2009. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

Both the debentures and the warrants contain provisions limiting conversion and exercise, or issuance of shares in lieu of interest, as the case may be, in the event that the holder’s beneficial ownership of our common stock would exceed 9.99%. We concurrently entered into a registration rights agreement with the investors that requires us to register all of the common stock issued and underlying the securities sold to the investors. The registration rights agreement contains customary indemnification and contribution provisions.

As disclosed in Note 6- Notes Payable and Debt – September 29th Financing, we received $250 of the proceeds and issued 125,000 warrants to purchase our common stock of September 29, 2006 and therefore accounted for that transaction during our quarter ended September 30, 2006. The remaining $4,686 of debentures and 2,343,125 warrants were exchanged in October, 2006 and will be accounted for during the fourth quarter of 2006. The terms, conditions, features and accounting treatment of these debentures and warrants are substantially identical to the New Convertible Debentures and Warrants. We anticipate an immediate expense for the recognition of the fair value of these derivative financial instruments of $12,169 during the fourth quarter 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes in the Company’s Annual Report in Form 10-KSB for the year ended December 31, 2005.

OVERVIEW AND PLAN OF OPERATION

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

We focus primarily on three distinct market segments: federal government, state/local government & education (“SLE”), and mid-size enterprise. This focus enables us to tailor our operating model to better support the needs of these customers for customized products, services and programs. We sell directly to customers in each of our market segments.

We use a build-to-order manufacturing process that we believe is an efficient means to provide customized computing solutions.

Liquidity Constraints

We face significant constraints with regard to liquidity and working capital due to several factors: MPC’s poor balance sheet at the time of the merger, the limited success of our efforts to raise new capital, and ongoing losses since the merger. The ongoing losses since the merger are primarily a result of a significant decline in revenues since 2004, and our inability to reduce costs quickly enough to offset that decline in revenues. Unless we raise sufficient additional funds for the execution of our business plan, increase our revenues and return to profitability, our ability to continue operations will be dependent on continued vendor and other creditor support in the form of extended payment terms or waiving certain amounts due. Absent sufficient additional financing in the near future, there is a possibility that we will need to file for bankruptcy protection if vendors and other creditors discontinue support of the Company.

Restructuring Actions

On July 5, 2006, we announced a broad restructuring program designed to achieve several strategic objectives:

• Align our cost structure with our revenue and margin levels to enable our return to profitability;
• Focus our resources on the strategic growth areas of the company: mid-size enterprise customers and enterprise products (servers and storage products); and
• Streamline executive management and consolidate operations into one geographic location.

The restructuring actions included a reduction in employee headcount, in which approximately 50 positions were eliminated across the company, bringing the total headcount down from 680 to 630. In addition, we announced that MPC’s Chief Executive Officer and Executive Vice President had left the organization.

Subsequent to that announcement, we have continued to downsize the organization to adapt with declining revenues. We have continued to trim the executive ranks accordingly, and during the quarter announced the additional eliminations of the following positions (without backfill): two senior vice-presidents, two vice-presidents, one area vice-president and two directors. Our current headcount is approximately 600.

The restructuring plan is expected to reduce annual expenses by approximately $7 million in 2007. These cost reductions did not have a material impact in the third quarter of 2006 because of severance costs and the timing impact of some of the actions. Anticipated savings in the fourth quarter of 2006 are expected to be approximately $1 million.

The following initiatives are also part of the restructuring plan:

• Consolidating our corporate headquarters and other non-sales operations into the Nampa, Idaho manufacturing facility;
• Realigning the MPC manufacturing process to a linear output model that emphasizes predictable staffing instead of maximum daily capacity;
• Focusing R&D activity on high-value products such as servers and storage and reducing R&D expenses on commodity products such as desktops and notebooks; and
• Reducing overhead spending in areas such as marketing, IT and human resources.

Although these restructuring actions will reduce our expense base, we cannot assure that we will be profitable going forward. In addition, the restructuring program presents the following risks:

• The departure of key personnel could have a negative impact on our operations;
• The transition to a linear manufacturing model will limit our daily output capacity and may therefore result in lower revenues; and
• The reduced R&D spending on desktops and notebooks may impact our ability to remain competitive with these products.

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

While maintaining our market position in desktops and notebooks, our vision is to become an enterprise IT hardware business providing products and services to customers primarily in the mid-sized enterprise market segment. This strategy seeks to capitalize on the growth we are experiencing in our server and storage business, and moves us away from our traditional reliance on desktop and notebook PCs, which our customers increasingly view as commodities. During 2005, we achieved a growth rate of approximately 40% in server and storage products compared to 2004. However, server and storage products presently constitute a small portion of our revenue, and the rate of growth to date in 2006 has declined compared to 2005.

In addition to our increased focus on the server and storage markets, our intent is also to increase our focus and investment in the mid-sized enterprise segment which historically is less seasonal in nature and carries higher margins than sales to the government and education markets. There is no assurance that we will be able to maintain our market position in desktops and notebooks, continue our growth in our server and storage business, or increase our revenues in the mid-sized enterprise segment.

Gross Margin Initiatives

We launched initiatives to improve gross margin beginning in January 2006. We are focusing on returns, freight costs, manufacturing productivity and customer evaluation units as areas of opportunity to improve our gross margins. Our 2006 year-to-date results reflect an improvement in our gross margin compared to 2005. We continue to be active in cost management and constantly seek ways to run our business more cost effectively. There can be no assurance that the margin improvements can be sustained.

Private Placements, and Additional Vendor Credit

During September and October of 2006, we successfully raised $9.5 million in private placement funding, with one offering of $4.55 million on September 6, 2006, followed by another offering of $4.94 million on September 29, 2006. These offerings were in the form of convertible debentures. HyperSpace is required to seek shareholder approval of these transactions. If shareholder approval is obtained, the debentures will become convertible into shares of common stock at the price of $0.75 per share. If we do not obtain shareholder approval of these private placements, we may be required to pay interest and/or redeem all or a portion of the outstanding convertible debentures by using our limited cash resources instead of using our common stock. Additionally, the warrants will not be exercisable in full and we will be required to continue seeking shareholder approval of the private placements, which could be costly. The proceeds of these transactions were used for general corporate purposes including the payment of certain past due amounts owed to vendors.

Furthermore, we are working with our vendors to negotiate further secured credit extensions.

We are currently undergoing discussions with a bank to obtain a receivable sales facility to replace our current asset-based lending facility that could provide a limited amount of additional liquidity. No definitive agreement has been signed as of the date of this report. The new the facility may not close on the terms currently contemplated, or at all. There is no assurance that we will obtain a new receivable sales facility or another asset-based lending facility, or that any such facility will provide additional liquidity.

Third Quarter Summary

•     Overall revenue for Q3 2006 declined $45.7 million, or 37% compared to Q3 2005, primarily as a result of reduced component availability due to cash constraints resulting in an inability to build and ship orders in backlog and from reduced sales.

• Gross margin as a percentage of revenue for Q3 2006 was 11.5%, compared to 11.0% in Q3 2005.
• Adjusted EBITDA loss for Q3 2006 was $1.5 million, compared to an Adjusted EBITDA loss of $1.1 million in Q3 2005.

•     Revenue from desktop products was $34.8 million, a decrease of 30% compared to Q3 2005, while revenue from notebook products was $10.0 million, a decrease of 51% compared to Q3 2005. Sales of third party products and services (monitors, printers and other accessories) were $26.1 million, a decrease of 44% compared to Q3 2005.

• Revenue from server and storage products was $5.7 million, an increase of 4% compared to Q3 2005

•     Sales to customers in the mid-size enterprise segment decreased by 20% in Q3 2006 compared to Q3 2005, primarily as a result of reduced component availability due to cash constraints. However, the mix of this segment as a percentage of the overall customer mix grew from 23% in Q3 2005 to 29% in Q3 2006.

• Sales to public sector customers decreased compared to Q3 2005, with revenue from the federal segment falling by 43% and revenue from the state/local government and education segment falling by 41%.
• We continued to manage operating expenses down. Overall operating expenses in Q3 2006 were down 21%, or $3.4 million, compared to Q3 2005.
• We successfully raised $9.5 million in private placement funding, which has been used primarily for general corporate purposes including the payment of certain past due amounts owed to vendors
• We incurred a $10.5 million non-cash charge for the extingusihment of our bridge loan in connection with our private placement funding.
• During Q3 we incurred an expense of $24.9 million related to the change in fair value of derivative financial instruments which did not impact our cash flows.

We use EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin as financial measures of operating performance and are used in the calculation of some of the financial covenants of our credit facility. EBITDA represents net income (loss) before net interest expense, income tax expense, depreciation and amortization including impairment of intangibles. Adjusted EBITDA excludes from EBITDA the change in the estimated fair value of derivative financial instruments, loss on debt extinguishment and merger related stock compensation expense. Adjusted EBITDA margin is calculated by dividing adjusted by total revenue. We believe EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are important supplemental measures of financial performance of our operating performance because they eliminate items that have less bearing on our operating performance and so highlight trends in our core business that may not otherwise be apparent when relying solely on generally accepted accounting principles, or GAAP, financial measures. We also believe that investors and other interested parties may use EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to evaluate our operating results.

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are not presentations made in accordance with GAAP. When evaluating our results, you should not consider EBITDA, Adjusted EBITDA and Adjusted EBITDA margin in isolation of, or as a substitute for, measures of our financial performance as determined in accordance with

GAAP, such as net income (loss). EBITDA, Adjusted EBITDA and Adjusted EBITDA margin have material limitations as performance measures because they exclude items that are necessary elements of our costs and operations. Because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBITDA margin differently than we do, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to similarly titled measures reported by other companies.

KEY INDICATIONS OF FINANCIAL CONDITION AND PERFORMANCE ASSUMING THE MPC MERGER TOOK PLACE ON JANUARY 1, 2005

Statement of Operations for the Three and Nine Months Ended September 30, 2006 and 2005.
(In thousands)
(Unaudited)
	September 30,
	Three months Ended			Nine Months Ended
	2006	2005 (1)	% Change	2006	2005 (1)	% Change

Net Sales	$ 76,647	$ 122,311	-37%	$ 211,640	$ 280,197	-24%

Cost of Good Sold	67,826	108,876	-38%	186,264	247,929	-25%

Gross Margin	8,821	13,435	-34%	25,376	32,268	-21%
Gross Margin %	11.5%	11.0%		12.0%	11.5%

Operating Expenses
Research & Development	769	1,363	-44%	2,904	3,897	-25%
Selling, General & Administrative	10,310	13,123	-21%	31,408	37,805	-17%
Depreciation & Amortization	1,416	1,376	3%	5,456	2,493	119%
Impairment of Intangibles	-	-	-	13,235	-	-
Total Operating Expenses	12,495	15,861	-21%	53,003	44,195	20%
Operating expenses as a % of Revenue	16.3%	13.0%		25.0%	15.8%

Operating Loss	$ (3,674)	$ (2,426)	51%	$ (27,627)	$ (11,927)	132%
Operating loss as a % of Revenue	-4.8%	-2.0%		-13.1%	-4.3%

Other (Income)/Expense
Interest Expense, net	901	1,023		3,545	2,091
Gain on Vendor Settlements	(734)	-		(1,577)	-
Change in Estimated Fair Value of Derivative
Financial Instruments	24,931	-		25,840	-
Loss on Debt Extinguishment	10,511	-		10,511	-
Merger Related Stock Compensation Expense	1,261	4,183		1,261	4,183
Other Expense	(4)	-		(53)	-
Total Other (Income)/Expense	36,866	5,206		39,527	6,274

Net Loss	$ (40,540)	$ (7,632)		$ (67,154)	$ (18,201)

EBITDA	$ (38,224)	$ (5,233)		$ (44,918)	$ (13,616)
Adjusted EBITDA	(1,521)	(1,050)		(7,307)	(9,433)
Adjusted EBITDA Margin	-2.0%	-0.9%		-3.5%	-3.4%

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:

Net Income (Loss)	$ (40,540)	$ (7,632)		$ (67,154)	$ (18,201)
Interest (Income)/Expense	901	1,023		3,545	2,091
Depreciation, Amortization & Impairment	1,416	1,376		18,691	2,493

EBITDA	$ (38,223)	$ (5,233)		$ (44,918)	$ (13,617)

Change in Estimated Fair Value of Derivative
Financial Instruments	24,931	-		25,840	-
Loss on Debt Extinguishment	10,511	-		10,511	-
Merger Related Stock Compensation Expense	1,261	4,183		1,261	4,183

Adjusted EBITDA	$ (1,520)	$ (1,050)		$ (7,306)	$ (9,434)

(1) Because management believes that it provides a more meaningful discussion and analysis, all results for 2005 are presented on a pro-forma basis, which combines our results with those of MPC for all of 2005.

OPERATING RESULTS

The following the discussion and analysis of Operating Results is presented on a pro-forma basis assuming our merger with MPC occurred January 1, 2005.

Total Revenue

Revenue for the three months ended September 30, 2006 was $76.6 million, a decline of $45.6 million or 37% from the comparable period in 2005. Revenue for the nine months ended September 30, 2006 was $211.6 million, a decline of $68.5 million or 24% from the same period in 2005. The decline in revenue was experienced in each of our key customer segments and was due in part to our inability to ship many of the orders that we have on backlog and due to decreased sales. Because of our liquidity constraints, some of our suppliers have delayed delivery of components to our facility pending resolution of payment issues. As a result, some of our deliveries to customers have been delayed. Our backlog at the end of the quarter ending September 30, 2006 was $55 million, a $9 million increase from our backlog for the same period in 2005. In addition, revenue declined because of increased competitive pressures in the federal government and state/local government and education markets.

Revenue by Market Segment

US Federal Government

Revenue for the three months ended September 30, 2006 was $33.9 million, a decline of $26 million or 43% from the same period in 2005. During the nine months ended September 30, 2006, revenue declined $45.7 million, or 39% to $72.3 million from the comparable period in 2005. The decline in federal sales resulted from lower sales to several large federal agencies, most notably the Department of Veterans Affairs, which purchased lower volumes of IT equipment in 2006 compared to 2005. Lower federal IT spending is due in part to the redirection of funds to the Iraq war and the Hurricane Katrina disaster area. The lower federal revenue number also reflects the decisions of several large federal branches, including the US Air Force and US Army, to consolidate their PC purchases using “bulk buy” vehicles to secure the lowest possible pricing. We expect that sales to federal customers may continue to decline because of competitive pressures and decreasing average sales prices.

State/Local/Education

During the three months ended September 30, 2006, revenue was $20.4 million, a decline of $13.9 million or 41% from the comparable period in 2005. Revenue for the nine months ended September 30, 2006 was $51.3 million, a decrease of $24.8 million, or 33% from the same period in 2005. In the state/local government and education markets, we have become more selective and have chosen not to participate in certain business transactions where the sales prices would have resulted in unacceptable margins. We expect that sales to state/local government and education customers may continue to decline because of competitive pressures and decreasing average sales prices.

Mid-sized Business

Revenue for the three months ended September 30, 2006 was $22.4 million, a decline of $5.7 million or 20% from the same period in 2005. During the nine months ended September 30, 2006, revenue increased $2.2 million, or 3% to $88 million from the same period in 2005. The decrease in revenues for the three months ended September 30,

2006 is due primarily to our inability to ship many of the orders that we have on backlog as a result of liquidity constraints. The increase in revenues for the nine months ended September 30, 2006 is due in part to our focus on becoming an enterprise IT hardware business providing products and services to customers primarily in the mid-sized market segment. As a result, sales to mid-sized enterprise customers for the three and nine months ended September 30, 2006 rose as a percentage of the total customer mix from 23% to 29% and 31% to 42%, respectively, with corresponding decreases in our other customer categories.

Revenue by Product Type

The following table sets forth revenue by product type:

(In millions)	Three				Nine
	Months Ended				Months Ended
	September 30				September 30
	2006	2005(1)	Change	% Change	2006	2005(1)	Change	% Change

Desktop Products	$ 34.8	$ 49.9	$ (15.1)	-30%	$ 105.2	$ 133.4	$ (28.2)	-21%

PC Notebook Products	10.0	20.3	(10.3)	-51%	31.1	42.3	(11.2)	-26%

Server and Storage Products	5.7	5.5	0.2	4%	17.8	13.2	4.6	35%

Total System Revenue	50.5	75.7	(25.2)	-33%	154.1	188.9	(34.8)	-18%

Third Party and Other Revenues	26.1	46.6	(20.5)	-44%	57.5	91.2	(33.7)	-37%

Total Revenue	$ 76.6	$ 122.3	$ (45.7)	-37%	$ 211.6	$ 280.1	$ (68.5)	-24%

(1) The information is provided as if the MPC merger occurred as of the beginning of 2005.

Systems

The decline in overall system sales for the three months ended September 30, 2006 is due primarily to our inability to ship many of the orders that we have on backlog as a result of liquidity constraints, lower sales to several large federal agencies, and changes in the way certain federal government branches are making PC purchases, all as noted above under “Operating Results”. For the nine months ended September 30, 2006, the decline in overall system sales is partially offset by increased sales of our server and storage products.

The continuing decline in desktop and notebook PC sales reflects the industry trend for these types of products to be viewed increasingly as commodities by our customers, for which the acquisition price becomes the primary purchase criteria. To address this trend, we have identified a strategic initiative to reduce our dependence on sales from desktop and notebook PCs and to focus instead on server and storage products that currently provide higher growth rates and margins.

Third Party and Other

The decline in third-party product sales is directly related to the decrease in revenues from federal government sales. Our largest customer, the US Department of Veterans Affairs, purchases large volumes of third-party products. As noted above this customer has reduced their level of IT spending in 2006 as compared to 2005, which has resulted in lower third-party sales for us. Additionally, our previous contract with the Department of Veterans Affairs terminated, and we now seek sales to this customer under contracts that are less advantageous to us.

Operating Margin

Operating Margin by Business and Product Segment

The following tables set forth operating margin and operating margin as a percentage of revenues by market and product:

Operating Margin by Market

(In millions)	Three Months Ended			Nine Months Ended
	September 30			September 30
	2006	2005 (1)	Change	2006	2005 (1)	Change

US Federal Government	$ 3.4	$ 5.9	$ (2.5)	$ (6.1)	$ 11.8	$ (17.9)
	10.1%	9.8%	0.3%	-8.4%	9.9%	-18.3%
State/Local/Education	2.3	3.5	(1.2)	5.6	7.8	(2.2)
	11.4%	10.2%	1.2%	10.8%	10.3%	0.5%
Mid-sized Business	3.1	4.1	(1.0)	12.7	12.6	.1
	13.7%	14.5%	-0.8%	14.4%	14.8%	-0.4%
Combined Business	8.8	13.5	(4.7)	12.2	32.2	(20.0)
	11.5%	11.0%	0.5%	5.7%	11.5%	-5.8%
Corporate and Other	(12.5)	(15.9)	3.4	(39.8)	(44.1)	4.3

Operating Loss	$ (3.7)	$ (2.4)	$ (1.3)	$ (27.6)	$ (11.9)	$ (15.7)

Operating Margin by Product

(In millions)	Three Months Ended			Nine Months Ended
	September 30			September 30
	2006	2005 (1)	Change	2006	2005 (1)	Change

Desktop Products	$ 4.3	$ 6.4	$ (2.1)	$ 13.2	$ 17.0	$ (3.8)
	12.5%	12.8%	-0.3%	12.5%	12.7%	-0.2%
PC Notebook Products	1.3	2.7	(1.4)	4.0	5.7	(1.7)
	12.6%	13.3%	-0.7%	12.9%	13.6%	-0.7%
Server and Storage Products	1.2	1.1	.1	3.6	2.6	1.0
	20.8%	20.5%	0.3%	20.1%	19.7%	0.4%
Third-party Products and Service	2.0	3.3	(1.3)	4.6	6.9	(2.3)
	7.7%	6.9%	0.8%	8.0%	7.6%	0.4%
Combined Products	8.8	13.5	(4.7)	25.4	32.2	(6.8)
	11.5%	11.0%	0.5%	12.0%	11.5%	0.5%
Corporate and Other	(12.5)	(15.9)	3.4	(53.0)	(44.1)	(8.9)

Operating Loss	$ (3.7)	$ (2.4)	$ (1.3)	$ (27.6)	$ (11.9)	$ (15.7)

(1) The information is provided as if the MPC merger occurred as of the beginning of fiscal 2005.

Our operating margins have shown an overall improvement in the three and nine months ended September 30, 2006. However, we experienced upward pressure on costs as a result of our liquidity constraints. Those constraints have limited our ability to negotiate favorable terms for the purchase of components from suppliers. Furthermore, we also have downward pressure on the operating margins of our desktop and PC notebook products, as our customers see those items as a commodity, with price being the primary purchasing criteria. The downward pressure on our operating margins was offset in part by greater sales of our higher margin server and storage products. Servers and storage products represent a strategic category for us with historically higher operating margins compared to our other product segments.

Business segment operating margin for the nine months ended September 30, 2006 includes a non-cash impairment charge relating to acquired intangibles of the US Federal Government segment of $13.2 million. Operating margin and operating margin percentage for the US Federal Government segment before the impairment charge was $7.2 million and 9.9%, respectively. The impairment charge is included Corporate and Other for Product Type segment information for the nine months ended September 30, 2006 because it was impracticable to identify the impairment charge to a product type.

Research & Development Costs

Research and development expenses decreased to $0.8 for the three months ended September 30, 2006 from $1.4 million in the third quarter of 2005. For the nine months ended September 30, 2006 research and development expenses decreased to $2.9 million from $3.9 million for the same period in 2005. As a part of our restructuring actions, we have curtailed our research and development activities on commodity products such as desktops and notebooks while focusing on products such as servers and storage products.

Selling, General & Administrative Expenses (SG&A)

SG&A expenses for the three months ended September 30, 2006 were $10.3 million a decline of $2.8 million or 21% from the same period in 2005. For the nine months ended September 30, 2006, SG&A expenses were $31.4 million, a decline of $6.4 million or 17% from the same period in 2005.

These decreases in SG&A are primarily a result of ongoing cost reduction efforts and reduced commissions due to decreased sales. The restructuring actions announced on July 5, 2006 did not contribute to the lower SG&A achieved in the third quarter of 2006. The savings resulting from these restructuring actions are anticipated to occur in the fourth quarter of 2006 and subsequent quarters. The actions resulted in severance expense in the period of approximately $0.7 million. Also included in SG&A for the three months ended September 30, 2006 were expenses related to an unsuccessful financing and legal and professional fees related to our restructuring together totaling $0.8 million. Excluding these events, the decrease in SG&A would have been 32% in 2006 over the same period in 2005.

The SG&A reductions for the three months ended September 30, 2006 are primarily a result of the elimination of headcount, which occurred subsequent to HyperSpace’s acquisition of MPC in late 2005. Headcount was reduced in the following areas:

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

Depreciation and Amortization

Deprecation and amortization consists of depreciation of purchased fixed assets and the non-cash amortization of acquired intangibles at the time of the merger with MPC on July 25, 2005.

Impairment of Intangibles

We are focusing on higher margin products and markets, and recently updated our financial models. We determined that we had impaired the Acquired Intangibles that arose at the time of the merger with MPC. This is due primarily to the future expected declines in sales to federal government customers. We are challenged in the US Federal Government segment by difficult market trends such as declining average selling prices and declining margins. With the adoption of our new strategic plan, we expect a faster decline in our sales in the US Federal Government segment because we are now focusing on higher margin segments such as our mid-size enterprise segment and are placing increasing focus on our server and storage products which are aimed less at the federal government sector. We recognized a non-cash impairment charge of $13.2 million during the second quarter of 2006.

Interest expense, net

Interest expense for the three months ended September 30, 2006 was $0.9 million, a decline of $0.1 million from the comparable period in 2005. Interest expense for the nine months ended September 30, 2006 was $3.5 million, an increase of $1.5 million from the same period in 2005, principally from a higher interest rate on borrowings on the Wachovia line of credit, imputed interest on warrants issued in connection with the merger with MPC and interest on the Bridge Loan and the New Convertible Debentures.

Gain on Vendor Settlements

During the three and nine months ended September 30, 2006, we entered into settlement agreements with vendors whereby we made cash payments at less than the full amounts due to settle the accounts. The gain on vendor settlements totaled $0.7 million and $1.6 million during the three and nine months ended September 30, 2006. We had no such settlements in 2005.

Change in Estimated Fair Value of Derivative Financial Instruments

On April 24, 2006 we sold convertible debentures (the Bridge Loan) for an aggregate of $5.0 million and issued 1.37 million 5-year warrants to purchase our common stock for $3.12 per share, the fair value of our common stock on the date of the close of the transaction. These debentures plus accrued interest thereon were rolled into a new financing (New Convertible Debentures) on September 6, 2006 for which we received $4.55 million. In addition, we issued 4.9 million 5-year warrants to purchase our common stock for $1.10 per share which was below our market value of our common stock on that date. As a result of anti-dilution provisions, the conversion price of the Bridge Loan warrants was reduced to $1.10. We entered into another financing (September 29, 2006 Financing) in which we sold convertible $0.25 million of convertible debentures and issued 125,000 5-year warrants to purchase our common stock for $1.10 per share which was below our market value of our common stock on that date. Additional warrants were issued in connection with these transactions. See Note – Notes Payable and Debt in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for more information regarding these transactions.

These convertible debentures and warrants are derivative financial instruments and are carried at fair value as derivative liabilities. During the three and nine months ended September 30, 2006, we recognized expense of $24.9 million and $25.8 million, respectively, related to the initial recognition and subsequent changes in fair value of these derivative financial instruments. The significant size of the expense was primarily the result of conversion features of the securities issued at below market prices and the mandatory put option afforded the investors in the event of default.

Significant estimates and assumptions are used in the determination of the fair values of these derivative financial instruments. The fair values are determined in part by, and will fluctuate with, the market value of our stock. If the market price of our stock increases during a period, the fair value of the derivatives is expected to increase and will adversely affect our earnings. A decline in the market price of our stock will cause a decrease in fair value of the derivatives and have a positive impact to earnings. We anticipate that the change in fair value of derivative financial instruments may likely have a material positive or negative effect on our earnings in future periods. The change in the fair value of these derivative financial instruments has no impact on our cash flows.

We did not close on most of the funds received in the September 29, 2006 financing until October 4, 2006. As a result, $4.7 million of debentures and 2.4 million warrants were issued in October 2006 and will be accounted for during the fourth quarter of 2006. The terms, conditions, features and accounting treatment of these debentures and warrants are substantially identical to the New Convertible Debentures and Warrants. We anticipate an expense for the initial recognition of the fair value of these derivative financial instruments of $12.2 million during the fourth quarter 2006.

Loss on Extinguishment of Debt

During the three and nine months ended September 30, 2006, we recognized a loss of $10.5 million related to the extinguishment of the Bridge Loan during the September 6, 2006 financing. The loss was due to the fair value of the consideration received by the investors in exchange for the rollover of the Bridge Loan into the New Convertible Debentures and Warrants. The loss on extinguishment had no effect on our cash flow.

Merger Related Stock Compensation Expense

Merger related stock compensation expense for the three and nine months ended September 30, 2006 was $1.3 million compared to $4.2 million during the comparable periods of 2005. The decline was due to fewer restricted stock units that vested in 2006 as compared to 2005. Several of the MPC officers and certain key employees who had received restricted stock units pursuant to the merger with MPC have either previously vested or forfeited their restricted stock units.

Income taxes

We make no provision for income taxes because, since inception, we have not been profitable. We have a net operating loss carry-forward available to offset future federal and state income tax expenses. Our net operating loss carry-forward will expire in varying amounts from 2021 to 2023. The utilization of the net operating loss carry-forward as an offset to future taxable income is subject to the limitations under US federal income tax laws. One such limitation is imposed where there is a greater than 50% change in ownership of our company.

Off Balance Sheet Arrangements

We have derivative financial instruments. See Note 6 Notes Payable and Debt in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of these instruments. We have no other off balance sheet transactions.

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

Under our articles of incorporation, we have agreed to indemnify our officers and directors in connection with activities on our behalf. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have not recorded any liability for these agreements as of September 30, 2006. We have also entered into indemnification agreements with our directors and certain officers.

New and Recently Adopted Accounting Pronouncements

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We will adopt this standard January 1, 2008. We do not expect it to have a material impact on our financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. It also requires additional financial statement disclosures about uncertain tax positions. FIN 48 is effective January 2007. Because we have not been profitable since our initial public offering and the uncertainty as a going concern, we have not realized any deferred tax assets. We therefore do not expect FIN

No. 48 to have a material impact on our financial position or results of operations. If our tax status were to change in the future, we would have to reevaluate the impact of FIN No. 48 on our financial position and results of operations at that time.

Recently Adopted Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) 123R Share-Based Payment, a revision to SFAS No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25 and requires the recognition of compensation expense an amount equal to the grant-date fair value of share-based payments granted, such as employee stock options. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans and the accounting for income tax effects of share-based payment transactions. SFAS 123R was effective commencing January 1, 2006. As of September 30, 2006, we had no unvested stock options and do not intend to use stock options as a compensation tool in the future. Effective with the completion of the merger, our Compensation Committee has determined that restricted stock units are the form of stock compensation that it will use for employees. Accordingly, SFAS 123R is unlikely to have any impact on for stock options. As discussed in the financial statements, we take a charge to our Statement of Operations for the fair value of Restricted Stock Units issued on the dates the awards vest.

In February 2006, the FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. We early adopted the provisions of SFAS 155 with respect to the bridge loan received during the quarter ended June 30, 2006. We applied the provisions of SFAS 155 to convertible debentures and warrants sold in September 2006.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions at the time of preparing the consolidated financial statements. These estimates are highly subjective in nature and involve judgments that affect the reported amounts of assets and liabilities. The amounts we will ultimately incur or recover could differ materially from the current estimates based on information not known or not considered significant at the time of preparing such financial statements. Our significant estimates include the collectibility of receivables and corresponding allowance for doubtful accounts, the reserve needed for possible future returns and discounts, the carrying value and usefulness of inventory and the related inventory reserves, long-lived asset useful lives and impairment, the timing and amount of future warranty and other product obligation expenses, the recognition of warranty revenue and the cost and settlement of current litigation or items in dispute.

Derivative Financial Instruments

The accounting for convertible debt with derivative features is highly complex, subject to a number of accounting pronouncements and subject to broad interpretations. Determination of the treatment of these convertible debt instruments is based on current interpretation of the facts, treatment by other companies and discussion with industry experts. Management is also required to make highly subjective estimates of future share price volatility, the probability of future events and effective discount rates. We anticipate that future changes in the fair value of our derivative financial instruments may have a material impact in our results of operations. Among other factors, the fair value of our derivative financial instruments is affected by the market value of our common stock. Increases in the market price of our common stock will adversely impact our financial results. Declines in the market value of our common stock will have a positive impact. The changes in the fair value of these derivatives have no impact on our cash flows.

Acquired Intangible Impairment

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

We discuss critical accounting policies and changes in estimates with the Audit Committee of our Board of Directors on a regular basis.

Liquidity and Capital Resources

Our primary sources of liquidity have been our $25 million line of credit with Wachovia and additional funding through $14.5 million in private placements made during 2006 including a funding of $4.7 million in October 2006.

We face significant constraints with respect to our liquidity and working capital. As of September 30, 2006, we had cash and cash equivalents of $2.1 million. Our current assets were $74.0 million at September 30, 2006 and our current liabilities (exclusive of deferred revenue which is not yet earned) were $68.6 million. Included in the current liability total was approximately $1.0 million in costs unpaid, including legal and banking costs, which relate to the merger. At September 30, 2006 our shareholder’s equity was a deficit of $32.4 million. Our operations have not generated positive cash flows since our IPO. For the nine months ended September 30, 2006, cash used in operating activities was $10.7 million.

Background

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

Our liquidity has been constrained because of lower revenues and gross margins in 2005 compared to 2004, lower revenues in the first three quarters of 2006 compared to 2004 and 2005, ongoing losses, expending cash to support fundraising initiatives and to secure a new line of credit, costs expended to consummate the merger with HyperSpace, severance paid to employees, and the significant amount of cash withdrawn by MPC’s prior owner in the years before the acquisition.

Because our liquidity has been constrained, we have managed our cash position by extending payments to suppliers, some of whom have placed us on credit hold, reduced credit lines or placed on a pre-pay position for products. On many occasions this has delayed delivery of components to our manufacturing facility until payments were made. We have also received notices of default and threatened litigation from some suppliers, including Microsoft, but has generally cured the defaults or settled the amount owed or otherwise managed the supplier relationship. During the quarters ended June 30, 2006 and September 30, 2006, delivery and credit issues with suppliers because of late payments have increased compared to prior periods. Further recurring late payments will result in additional credit holds, additional requirements that we pre-pay for products, a refusal to deliver components or termination of supply arrangements, any of which could have a material adverse effect on our financial condition and results of operations.

Wachovia Credit Facility

MPC historically financed its operations from internally generated cash and a credit facility, which has limited borrowing availability. In July 2005, MPC entered into a senior secured credit facility provided by Wachovia Capital Finance Corporation (Western) (“Wachovia”). This facility is secured by a pledge of substantially all of MPC’s assets and is subject to certain financial covenants. HyperSpace became a guarantor of the Wachovia credit facility at the time of the merger, and has pledged substantially all of its assets in support of the guaranty. The financial covenants include EBITDA and limitations on the amount of property, plant and equipment that can be purchased. On a daily basis, MPC often borrows the maximum amount available under the credit facility and we believe this trend will continue for the foreseeable future. As of September 30, 2006, MPC’s borrowings under the Wachovia facility were approximately $10.9 million, excluding $3.1 million of standby letters of credit issued as collateral against credit lines established with some of its vendors, with approximately $0.2 million of remaining credit available based on the borrowing base calculation.

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

MPC has been in violation of one of the covenants that requires maintenance of minimum EBITDA for most quarters, since the line was put in effect at the time of the merger. On March 24, 2006, as a result of the fourth quarter of 2005 EBITDA miss, we entered into an amendment to the Wachovia credit facility providing, among other things:

• A reduction in the maximum amount of the loan from $60 million to $25 million,
• An increase in the interest rate from prime plus 0.5% to prime plus 2.5%,
• A reduction in the amount which is loaned against inventory,
• An increase in the minimum liquidity from $1 million to $2.5 million,
• The term of the loan will expire on September 30, 2007,
• Lower EBITDA requirement of ($3.25M) for the first quarter of 2006, and
• A waiver of the failure to meet the EBITDA covenant for the fourth quarter of 2005.

On August 11, 2006, we and Wachovia, entered into an amendment that: (a) waived our failure to achieve our EBITDA covenant for the second quarter, and (b) specified that the term, of the Wachovia credit facility would expire on September 1, 2006.

On September 6, 2006, MPC and its subsidiaries entered an amendment which, among other things, (i) extends the term of the Loan Agreement through January 17, 2007; (ii) reduces Minimum EBITDA covenants for the remainder of 2006; (iii) limits the incurrence of new indebtedness by us or MPC; (iv) amends certain definitions to reduce inventory loan limits and letter of credit limits; and (v) prohibits the use of cash collateral in the event of a bankruptcy or insolvency proceeding. However, we did not meet the EBITDA covenant under the Wachovia credit facility for the three-month period ended September 30, 2006 and such default has not yet been waived.

We are currently undergoing discussions with a bank to obtain a receivable sales facility to replace our current asset-based lending facility that could provide a limited amount of additional liquidity. No definitive agreement has been signed as of the date of this report. The new the facility may not close on the terms currently contemplated, or at all.

There is no assurance that we will obtain a new receivable sales facility or another asset-based lending facility, or that any such facility will provide additional liquidity.

Fundraising Activities

Bridge Loan

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

The convertible debentures accrued interest at 10% per annum and the $5 million aggregate principal amount became due and payable July 24, 2006. We prepaid the interest expense through July 24, 2006 with 40,064 shares of common stock at the time of the closing. On July 24, 2006, holders of the $5 million bridge loan agreed to extend the maturity date by 30 days to August 24, 2006 in return for an increase in the effective interest rate to 12%, payable in cash, for the extended term.

The debentures were convertible at the option of the holders into shares of common stock at an initial conversion price of $3.12 per share, subject to adjustment as set forth in the debentures. The exercise price of the warrants was reduced to $1.10 in connection with a September 6, 206 financing. Except for the initial interest paid in shares of common stock at closing, all interest payments were required to be made on cash. The debentures contained various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

New Convertible Debentures and Warrants

On September 6, 2006, we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we sold convertible debentures for an aggregate of $4.6 million. Additionally, the investors of the April 24, 2006 Bridge Loan exchanged $5 million face value of their convertible debentures plus accrued interest thereon into the new convertible debentures and the existing and new investors received 4,924,500 additional warrants. Subject to shareholder approval, the debentures become convertible into shares of common stock at a conversion price of $0.75 per share. Certain of our major shareholders, including our Chairman and Chief Executive Officer, representing approximately 36% of the issued and outstanding common stock, have signed voting agreements agreeing to vote to approve the financing. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrue interest at 12% per annum and the aggregate principal amount becomes due and payable September 6, 2009. The debentures accrue interest at 8% per annum after shareholder approval is obtained. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

The debentures may not be converted, and the warrants may not be exercised, if they would result in the issuance of greater than 19.99% of the issued and outstanding common stock unless shareholder approval has been obtained. Because the conversion price for the debentures and the exercise price for the warrants is below market value and below the exercise and/or conversion price for certain previously issued warrants and convertible securities, anti-dilution rights of various security holders have been triggered and will result in the downward adjustment of the exercise and/or conversion price for various security holders, including the holders of our publicly traded warrants.

Both the debentures and the warrants contain provisions limiting conversion and exercise, or issuance of shares in lieu of interest, as the case may be, in the event that the holder’s beneficial ownership of our common stock would exceed 9.99%. We concurrently entered into a registration rights agreement with the investors that requires us to register all of the common stock issued and underlying the securities sold to the investors. The registration rights agreement contains customary indemnification and contribution provisions. We filed the registration statement on November 8, 2006, but it has not yet been declared effective as of the date of this report.

In addition, we issued to one of the investors additional warrants to purchase up to 360,000 shares of common stock for $1.10 per share. The terms of these warrants are identical to the warrants issued as part of the financing. The warrants were accounted for as additional consideration given to the investors as part of the financing.

In connection with this financing, we issued 546,000 warrants with a 5 year term to the placement agent to purchase our common stock for $0.75 per share.

September 29th Financing

On September 29, 2006 we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we sold convertible debentures for an aggregate of $4,936. However, we did not close on a majority of these funds until October 4, 2006. The investors also received an aggregate of 2,468,125 warrants to purchase our common stock. Subject to shareholder approval, the debentures become convertible into shares of common stock at a conversion price of $0.75 per share. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrue interest at 12% per annum and the aggregate principal amount becomes due and payable September 29, 2009. The debentures accrue interest at 8% per annum after shareholder approval is obtained. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

Both the debentures and the warrants contain provisions limiting conversion and exercise, or issuance of shares in lieu of interest, as the case may be, in the event that the holder’s beneficial ownership of our common stock would exceed 9.99%. We concurrently entered into a registration rights agreement with the investors that requires us to register all of the common stock issued and underlying the securities sold to the investors. The registration rights agreement contains customary indemnification and contribution provisions.

If we do not obtain shareholder approval of these private placements, we may be required to pay interest and/or redeem all or a portion of the outstanding convertible debentures by using our limited cash resources instead of using our common stock. Additionally, the warrants will not be exercisable in full and we will be required to continue seeking shareholder approval of the private placements, which could be costly.

The $12.6 million raised, through the warrant exercises and the funds raised through private placements will not be sufficient to fully address our liquidity constraints. We need to raise a significant amount of additional funds to satisfy supplier payment obligations and to cover continued operating losses and negative operating cash flow. There can be no assurance that we will be able to secure additional sources of financing. Even if we do obtain additional funding, the amount of such funding may not be sufficient to fully address all of our liquidity constraints. If we are unable to obtain significant additional liquidity from third party financing sources, it will be difficult or impossible for us to cure our liquidity needs, and we may be forced to seek additional extension of credit terms with creditors and suppliers, which they may not be willing to provide. We may incur additional interest expenses or grant other concessions to suppliers in return for granting additional terms. Continuing liquidity constraints could negatively and materially impact our business and results of operations. In particular, our liquidity constraints could impact our ability to obtain components from suppliers, our ability to satisfy obligations to customers and to sell additional product to customers in the future, our ability to retain key employees and our ability to fund capital expenditures or execute our business strategies, or could result in bankruptcy.

Contractual Obligations

During the nine months ended September 30, 2006 we issued $9,800 of convertible debentures through private placements. There has been no other material change in our contractual obligations during the nine months ended September 30, 2006.

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

We have convertible debentures and warrants that are derivative financial instruments and are carried at fair value as derivative liabilities. During the three and nine months ended September 30, 2006, we recognized expense of $24.9 million and $25.8 million, respectively, related to the initial recognition and subsequent changes in fair value of these derivative financial instruments. The significant size of the expense was primarily the result of conversion features of the securities issued at below market prices and the mandatory put option afforded the investors in the event of default. Significant estimates and assumptions are used in the determination of the fair values of these derivative financial instruments. The fair values are determined in part by, and will fluctuate with, the market value of our stock. If the market price of our stock increases during a period, the fair value of the derivatives is expected to increase and will adversely affect our earnings. A decline in the market price of our stock will cause a decrease in fair value of the derivatives and a positive impact to earnings. We anticipate that the change in fair value of derivative financial instruments may likely have a material positive or negative effect on our earnings in future periods. The change in the fair value of these derivative financial instruments has no impact on our cash flows.

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

Our liquidity and working capital constraints has caused us to receive a going concern opinion from our independent registered public accountants and could negatively affect our business and results of operation, or could result in bankruptcy.

Since late 2004, MPC operated with limited borrowing availability under its former credit facility, and, even after MPC entered into a new credit facility with Wachovia Capital Finance Corporation (Western) in July 2005 (which has subsequently been amended), we continue to operate with limited borrowing availability. Our liquidity under the credit facility depends on the timing of shipment of sales orders, collections of accounts receivable, operating margins obtained on sales, and borrowing availability. The credit facility is a secured, asset-based revolving facility providing for loan advances and standby letters of credit. The availability of funding under the credit facility is determined by a borrowing base calculation based on our eligible receivables and inventory. Payment of all of our accounts receivable passes through lockboxes controlled by the lender, and it releases funds to us on a daily basis only up to the amount of remaining borrowing availability. On a daily basis, we have in recent periods often borrowed at or near the maximum amount available under our credit facility and believe that trend will continue for the foreseeable future, particularly in light of the reduction in our line of credit. Recently, it became necessary to enter into an amendment to the credit facility that, among other things, reduced the maximum credit available under the credit facility, and MPC has currently borrowed at or near the maximum amount available under the amended facility.

Due to our liquidity constraints, our independent registered public accountants issued a report containing a going concern qualification for the year ended December 31, 2005 in their audit report dated March 20, 2006. We have continued to explore alternatives to increase our liquidity and ability to fund working capital. In December 2005, and January and February 2006, holders of warrants issued in connection with the acquisition of MPC transferred such warrants to various other individuals and entities who then exercised those warrants and purchased from us an aggregate of 4,193,267 shares of common stock at a price of $3.00 per share, for gross proceeds before expenses and commissions of $12.6 million. In September and October 2006 we completed two private placements of convertible debentures and warrants that resulted in gross proceeds to us before expenses and commissions of $9.5 million. Additionally, in April 2006, we obtained a $5 million bridge loan, which has not been paid, but was rolled into the September 2006 private placement. The proceeds of the warrant exercise, convertible debenture offerings and bridge loan were for working capital and other corporate purposes, and have been utilized mostly to satisfy outstanding obligations to suppliers and creditors. The proceeds of the warrant exercise, convertible debenture offerings and bridge loan are not sufficient to fully address our liquidity constraints, and we are continuing to pursue additional financing sources.

If we are unable to obtain additional liquidity from third party financing sources, it will be difficult for us to reach profitability or execute on our business plan without continued concessions from our creditors, which they may not be willing to provide. Continuing liquidity constraints will negatively affect our business and results of operations. In particular, our liquidity constraints will impact our ability to obtain components from suppliers, our ability to retain customers and customer contracts, our ability to satisfy obligations and to sell additional product, our ability to retain key employees and our ability to fund capital expenditures or execute our business strategies, or could result in bankruptcy. Any additional secured debt funding must be approved by our senior lender (Wachovia) and possibly by holders of our convertible debentures and such approval may not be forthcoming.

We have failed to satisfy an AMEX listing requirement and may be delisted from the AMEX

On April 14, 2006, we received a notice from the American Stock Exchange (“AMEX”) that we have failed to satisfy a continued listing rule. The notice was based on AMEX’s review of our Form 10-KSB for the fiscal year ended December 31, 2005, which included an audit opinion containing a going-concern qualification. The notice states that we are not in compliance with the AMEX Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether we will be able to continue operations and/or meet our obligations as they mature. As required by the AMEX notice, we submitted a plan advising the action we have taken, or will take, that will bring us into compliance with the listing standards. On June 15, 2006, we announced that the AMEX accepted our plan for regaining compliance with the continued listing standards and granted until June 30, 2006, to regain compliance with continued listing standards. We did not meet all of the continued listing standards by the target date of June 30, 2006, and have requested an extension, but we have not yet received a response from the AMEX. We continue to communicate regularly with the AMEX staff regarding our progress. Our ability to regain compliance with the continued listing standards will be substantially dependent on our ability to complete additional financing initiatives, of which there is no assurance. There can be no assurance that we will be able to continue our listing on the AMEX, or that AMEX will grant our request for an additional extension. If we are unable to continue our listing on the AMEX, the value of your investment could be substantially reduced.

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

The Loan Agreement is secured by all of our assets. We have failed to meet EBITDA covenants in most quarters since the Loan Agreement was put in place. While we have obtained waivers in the past, we cannot assure you that we will be able to do so in the future. Given our liquidity constraints, we are at risk of defaulting on repayment or other terms of the credit facility. In the event we default, all of our assets will be subject to foreclosure. Additionally, Wachovia has several additional remedies for default, including increasing the interest rate, acceleration of MPC’s payment obligations, and termination of Wachovia’s credit commitments. We cannot assure you that Wachovia will grant any waiver for violations of the covenants under the credit facility and no assurance that we will not break additional covenants in the future. We defaulted on the EBITDA covenant for the 3-month period ended September, 30, 2006, and such default has not yet been waived. We cannot assure you that Wachovia will extend the maturity date beyond January 17, 2007 or that we will be able to secure a new credit facility if Wachovia does not extend the current credit agreement. If Wachovia forecloses under the credit facility, does not extend the maturity date, or if we are unable to secure a replacement credit facility, we may be forced to declare bankruptcy and you will likely lose the entire value of your investment.

We have incurred substantial losses in the past and may incur losses in the future if we do not achieve revenue growth, gross margin improvement or a reduction of operating expenses as a percentage of revenues or a combination of the foregoing. Any future losses could decrease our ability to effectively operate the business, obtain additional liquidity, cause our stock price to decrease significantly, or could result in bankruptcy.

In 2004 and 2005, as stand-alone entities, HyperSpace incurred net losses of $3.2 million and $7.5 million respectively, and MPC incurred net losses of $6.2 million and $21.0 million. On a consolidated basis we have incurred losses of $67.2 million to date in 2006. While we have reduced certain operating expenses the reductions may not be sufficient to reach profitability. We will incur losses in the future if we do not achieve revenue growth, gross margin improvement or a reduction of operating expenses or a combination of the foregoing. Future losses raise doubts about our ability to achieve profitability, which could decrease our ability to effectively operate the business, obtain additional liquidity, result in a significant decrease in the price of our securities, or could result in bankruptcy.

If net sales continue to decline and we are unable to further reduce expenses, we will not have sufficient cash flow to fund our business, and, under those circumstances, we will need additional capital to continue operations and to execute on our business plan. Such additional capital may not be available and you could lose the entire value of your investment.

Sales declined in 2005 compared to 2004, and have declined thus far in 2006 compared to 2005. If net sales continue to decline and we are unable to make further reductions in expenses, we will not be able to fund our operations from cash generated by our business. If we fail to generate sufficient net sales and cash flow to fund operations, our ability to increase sales will be severely limited and we will not be able to operate effectively unless we are able to obtain additional capital through equity or debt financings. Such additional capital may not be available and you could lose the entire value of your investment.

Our liquidity constraints have had a significant negative impact on our business, including our ability to obtain components from suppliers, satisfy obligations to customers, retain key employees, fund capital expenditures and execute our business strategies.

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

On July 5, 2006, we announced a restructuring program that included reduction in employee headcount. The reduction in employees will place additional workload and responsibility on continuing employees, and it is possible that some employees will elect to pursue other employment opportunities. The loss of key employees could have a material negative impact on our business. The reductions included some sales management and personnel, and it is possible that such reductions could negatively impact our sales. The restructuring also included the departure of MPC’s former CEO and Executive Vice President of Business Development and Sales. Responsibilities formerly handled by these executives have been assigned to other personnel, but such personnel have less experience with the responsibilities than the departed executives, and it is possible that the departure of the executives could negatively impact our operations.

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

Historically, our sales to federal government customers have constituted a substantial portion of our revenue. Our net sales to federal government customers were $214 million and $159 million in 2004 and 2005, respectively. We expect that federal sales may continue to decline because of a number of factors, including an increasing reliance by the federal government on “bulk buys”, where initial purchase price constitutes a primary factor in the purchase decision. Additionally, our previous contract with our largest customer, the Department of Veterans Affairs, which accounted for approximately 18% of MPC’s net sales in fiscal 2005, terminated and we are now forced to seek sales to the Department of Veterans Affairs under contracts that are less advantageous. We believe that in the future our sales mix will shift toward an increasing proportion of sales to mid-size enterprise customers, where we have seen growth in recent periods. Historically, we have realized better margins on sales to mid-size enterprise customers than to federal customers. However, it is likely that a decline in federal revenues and a shift of customer mix toward mid-size enterprise customers will have a negative impact on our overall revenues for the foreseeable future.

Our business plans are substantially dependent on our ability to improve gross margin and to successfully shift product and customer focus. There can be no assurance that we will be able to achieve our objectives.

Success in our restructuring plans is substantially dependent on our ability to improve gross margin. We have several initiatives to improve gross margin, but there can be no assurance that these initiatives will be successful. In recent periods, gross margins in our mid-sized business segment have been higher than in the federal and SLE segments. We believe that a shift in mix toward an increased proportion of mid-sized business sales should help to improve our overall margins. However, there is no assurance that gross margins on mid-size enterprise will remain stable or increase, and it is possible that margins in this segment will decline because of competitive pressures.

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

We are substantially dependent on the willingness of our suppliers to continue to provide credit terms. A decision by suppliers to reduce or terminate credit lines would have a material negative impact on our business, and could result in bankruptcy.

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

We are required to account for certain of our convertible debentures as derivative financial instruments, which could have a negative impact on our future earnings.

We issued convertible debentures during 2006 that require accounting for certain elements of such debentures as derivative financial instruments. In accordance with accounting principles generally accepted in the United States, we must re-measure these financial instruments at each reporting period. Changes in the fair market value of these financial instruments are required to be recognized in earnings. The calculation of the fair market value of these financial instruments contains significant management estimates, and as a result the impact on our future earnings, positive or negative, could be significant.

ITEM 3. CONTROLS AND PROCEDURES

We have performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There have been no changes in our internal control over financial reporting during the three months ending September 30, 2006 that have materially affected, or are reasonably likely to have had a material affect, on our internal controls over financial reporting,

In order to facilitate comprehensive financial disclosure, members of our senior management team and Finance department management, who are responsible for all significant operational areas of the Company, meet regularly to discuss current business conditions and issues. Information discussed in these meetings is considered for financial statement and other disclosure purposes. Prior to the filing of the applicable financial documents, the senior management team and Finance department management also meets with the Audit Committee of the Board of Directors to review business issues impacting their area of responsibility and the Company as a whole. The information exchanged at these meetings is considered by the Board members and management in their review of our financial statements and SEC filings. As a result of these frequent meetings and interactions with members of management responsible for all significant operational areas of the Company, information is accumulated and communicated to the CEO and CFO, to allow for appropriate disclosure in our consolidated financial statements and regulatory filings.

During the three months ended September 30, 2006, we sold convertible notes and warrants. Due to the terms, conditions and various features and components of the note, management considered the accounting for this transaction to be complex. Accordingly, in addition to the evaluation of the transaction under the current authoritative accounting pronouncements, rules and regulations, and interpretations thereof, and the discussion of our proposed accounting treatment with our independent registered public accounting firm, management also undertook additional procedures. These procedures included the review of similar transactions, and the related accounting treatment by other registrants, and the engagement of an outside consultant in this area with experience on similar transactions. The consultant was engaged to review our determinations under the accounting literature, to review the correctness of the accounting entries and to ensure that the treatment was not inconsistent with the accounting being used by other registrants for similar transactions.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Phillip Adams & Associates, LLC v. MPC Computers, LLC, et al

On September 7, 2005, MPC was served with a first amended complaint in a lawsuit filed in the federal district court for the district of Utah, alleging infringement of certain patents, relating to floppy disk controllers, owned by Phillip Adams & Associates, LLC. MPC is investigating the matter and is identifying component suppliers so that it may prepare and tender indemnification demands. Because the case is in its early stages, MPC is not able to determine the financial impact, if any, arising from an adverse result in the matter.

We are involved in various other legal proceedings from time to time in the ordinary course of our business. We investigate these claims as they arise. We are not currently subject to any other legal proceedings that we believe would have a material impact on business. However, due to the inherent uncertainties of the judicial process, we are unable to predict the ultimate outcome or financial exposure, if any, with respect to these matters. While we intend to vigorously defend these claims and believe we have meritorious defenses available there can be no assurance we will prevail in these matters. If any of these claims is not resolved in our favor, it could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All shareholder transactions during the quarter ended September 30, 2006 include:

• 25,000 shares of common stock issued as payment for legal settlement
• 37,254 shares of common stock issued upon vesting of RSU’s
• See New Convertible Debentures and Warrants and September 29th Financing under Liquidity and Capital Resources in Item 2 of this Report for a description of convertible debentures and warrants sold.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

2.2	Securities Purchase Agreement dated April 24, 2006 (15)

2.3	Securities Purchase Agreement dated September 6, 2006 (18)

2.4	Securities Purchase Agreement dated September 29, 2006 (19)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (2)

3.2	Amended and Restated Bylaws of the Registrant (3)

4.1	Specimen common stock certificate (4)

4.2	Form of representatives’ option for purchase of units (5)

4.3	Form of Warrant Agreement (5)

4.4	Form of Public Warrant (6)

4.5	2001 Equity Incentive Plan (7)

4.6	2004 Equity Incentive Plan (8)

4.7	Form of Convertible Debenture entered into connection with Securities Purchase Agreement dated April 24, 2006 (15)

4.8	Form of Bridge Warrant entered into connection with Securities Purchase Agreement dated April 24, 2006 (15)

4.9	Registration Rights Agreement dated July 25, 2005, as amended December 6, 2006 (16)

4.10	Registration Rights Agreement dated April 24, 2006 entered into connection with Securities Purchase Agreement dated April 24, 2006 (15)

4.11	Form of Lock-up Agreement entered into connection with Securities Purchase Agreement dated April 24, 2006 (15)

4.12	Form of Convertible Debenture entered into connection with Securities Purchase Agreement dated September 6, 2006 (18)

4.13	Form of Warrant entered into connection with Securities Purchase Agreement dated September 6, 2006 (18)

4.14	Registration Rights Agreement dated September 6, 2006 entered into connection with Securities Purchase Agreement dated September 6, 2006 (18)

4.15	Form of Lock-up Agreement entered into connection with Securities Purchase Agreement dated September 6, 2006 (18)

4.16	Form of Convertible Debenture entered into connection with Securities Purchase Agreement dated September 29, 2006 (19)

4.17	Form of Warrant entered into connection with Securities Purchase Agreement dated September 29, 2006 (19)

4.18	Registration Rights Agreement entered into connection with Securities Purchase Agreement dated September 29, 2006 (19)

9.1	Form of Voting Agreement entered into connection with Securities Purchase Agreement dated September 6, 2006 (18)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (11)

10.2	Form of Indemnity Agreement with each Director and certain Officers (11)

10.3	Management Incentive Plan (14)

10.4	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended (14)

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005 (9)

10.6	Amendment to Yeros Employment Agreement dated September 6, 2006 (18)

10.7	Employment Agreement between HyperSpace Communications, Inc. and Michael R. Whyte dated as of September 6, 2006 (17)

10.8

Loan and Security Agreement, dated July 8, 2005, by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) and Amendment No. 1, thereto (10)

10.9

Amendment No. 2 to Loan and Security Agreement, dated November 10, 2005 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) (12)

10.10

Amendment No. 3 to Loan and Security Agreement, dated March 24, 2006 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) (13)

10.11*

Amendment No. 4 to Loan and Security Agreement, dated August 11, 2006 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western)

10.12

Amendment No. 5 to Loan and Security Agreement, dated September 6, 2006 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) (18)

10.13	Guarantee, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.14	General Security Agreement dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.15	Crestview Consulting Agreement (18)

31.1*	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
** Furnished herewith

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

(16) Incorporated by reference to Exhibits 99.1 and 99.2 on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2005.

(17) Incorporated by reference to Exhibits 99.1 on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2006.

(18) Incorporated by reference to Exhibits 2.1, 4.1, 4.2, 4.3, 4.4, 99.1, 99.2, 99.3, and 99.4 respectively, on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2006.

(19) Incorporated by reference to Exhibits 2.1, 4.1, 4.2, and 4.3 respectively, on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HyperSpace Communications, Inc

Date: November 14, 2006	/s/: John P. Yeros
John P. Yeros
Chairman and CEO
.

Date: November 14, 2006	/s/: Michael R. Whyte
Michael R. Whyte
Chief Financial Officer

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

2.2	Securities Purchase Agreement dated April 24, 2006 (15)

2.3	Securities Purchase Agreement dated September 6, 2006 (18)

2.4	Securities Purchase Agreement dated September 29, 2006 (19)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (2)

3.2	Amended and Restated Bylaws of the Registrant (3)

4.1	Specimen common stock certificate (4)

4.2	Form of representatives’ option for purchase of units (5)

4.3	Form of Warrant Agreement (5)

4.4	Form of Public Warrant (6)

4.5	2001 Equity Incentive Plan (7)

4.6	2004 Equity Incentive Plan (8)

4.7	Form of Convertible Debenture entered into connection with Securities Purchase Agreement dated April 24, 2006 (15)

4.8	Form of Bridge Warrant entered into connection with Securities Purchase Agreement dated April 24, 2006 (15)

4.9	Registration Rights Agreement dated July 25, 2005, as amended December 6, 2006 (16)

4.10	Registration Rights Agreement dated April 24, 2006 entered into connection with Securities Purchase Agreement dated April 24, 2006 (15)

4.11	Form of Lock-up Agreement entered into connection with Securities Purchase Agreement dated April 24, 2006 (15)

4.12	Form of Convertible Debenture entered into connection with Securities Purchase Agreement dated September 6, 2006 (18)

4.13	Form of Warrant entered into connection with Securities Purchase Agreement dated September 6, 2006 (18)

4.14	Registration Rights Agreement dated September 6, 2006 entered into connection with Securities Purchase Agreement dated September 6, 2006 (18)

4.15	Form of Lock-up Agreement entered into connection with Securities Purchase Agreement dated September 6, 2006 (18)

4.16	Form of Convertible Debenture entered into connection with Securities Purchase Agreement dated September 29, 2006 (19)

4.17	Form of Warrant entered into connection with Securities Purchase Agreement dated September 29, 2006 (19)

4.18	Registration Rights Agreement entered into connection with Securities Purchase Agreement dated September 29, 2006 (19)

9.1	Form of Voting Agreement entered into connection with Securities Purchase Agreement dated September 6, 2006 (18)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (11)

10.2	Form of Indemnity Agreement with each Director and certain Officers (11)

10.3	Management Incentive Plan (14)

10.4	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended (14)

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005 (9)

10.6	Amendment to Yeros Employment Agreement dated September 6, 2006 (18)

10.7	Employment Agreement between HyperSpace Communications, Inc. and Michael R. Whyte dated as of September 6, 2006 (17)

10.8

Loan and Security Agreement, dated July 8, 2005, by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) and Amendment No. 1, thereto (10)

10.9

Amendment No. 2 to Loan and Security Agreement, dated November 10, 2005 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) (12)

10.10

Amendment No. 3 to Loan and Security Agreement, dated March 24, 2006 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) (13)

10.11*

Amendment No. 4 to Loan and Security Agreement, dated August 11, 2006 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western)

10.12

Amendment No. 5 to Loan and Security Agreement, dated September 6, 2006 by and among MPC Computers, LLC, MPC G, LLC, MPC Solutions Sales, LLC, GTG PC Holdings, LLC, and Wachovia Capital Finance Corporation (Western) (18)

10.13	Guarantee, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.14	General Security Agreement dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.15	Crestview Consulting Agreement (18)

31.1*	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
** Furnished herewith

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

(16) Incorporated by reference to Exhibits 99.1 and 99.2 on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2005.

(17) Incorporated by reference to Exhibits 99.1 on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2006.

(18) Incorporated by reference to Exhibits 2.1, 4.1, 4.2, 4.3, 4.4, 99.1, 99.2, 99.3, and 99.4 respectively, on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2006.

(19) Incorporated by reference to Exhibits 2.1, 4.1, 4.2, and 4.3 respectively, on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2006.