Form 10KSB/A
period 2006-04-27
MPC CORP
filed 2007-01-17
CIK 1289871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________
Form 10-KSB/A
Amendment No. 2
______________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to:
Commission file number: 0-115404

______________
MPC CORPORATION (Formerly HyperSpace Communications, Inc.)
(name of small business issuer in its charter)
______________
COLORADO	84-1577562
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

906 E. Karcher Road Nampa, ID 83687
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

EXPLANATORY NOTE

This Amendment No. 2 to the MPC Corporation (formerly HyperSpace Communications, Inc.) (the “Company”) Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, originally filed with the Securities and Exchange Commission on March 31, 2006, is being filed for the sole purpose of including the full form of two exhibits that were inadvertently filed in incomplete form in Amendment No. 1 to the Company’s 10-KSB filed on April 28, 2006. Except as described above, this Amendment No. 2 does not update information presented in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, originally filed on March 31, 2006.

PART III

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

HyperSpace Communications, Inc.

Date: January 16, 2007	/s/ John P. Yeros
John P. Yeros
Chairman and Chief Executive Officer

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (2)

3.2	Amended and Restated Bylaws of the Registrant (3)

4.1	Specimen common stock certificate (4)

4.2	Form of representatives’ option for purchase of units (5)

4.3	Form of Warrant Agreement (5)

4.4	Form of Warrant (6)

4.5	2001 Equity Incentive Plan (7)

4.6	2004 Equity Incentive Plan (8)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (11)

10.2	Form of Indemnity Agreement with each Director and certain Officers (11)

10.3**	Management Incentive Plan

10.4**	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005 (9)

10.6	Employment Agreement between HyperSpace Communications, Inc. and Michael S. Adkins dated as of September 28, 2005 (9)

10.7	Employment Agreement between HyperSpace Communications, Inc. and Mark A. Pougnet dated as of September 28, 2005 (9)

10.8	Employment Agreement between HyperSpace Communications, Inc. and Brian T. Hansen dated as of September 28, 2005 (9)

10.9	Employment Agreement between HyperSpace Communications, Inc. and Adam M. Lerner dated as of September 28, 2005 (9)

10.1	Consulting Agreement between HyperSpace Communications, Inc. and Angela Blatteis dated as of September 28, 2005 (9)

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