Form 10KSB/A
period 2005-12-31
MPC CORP
filed 2007-03-29
CIK 1289871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________
Form 10-KSB/A
Amendment No. 3
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

36120-0005/LEGAL13115890.1

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

EXPLANATORY NOTE

This Amendment No. 3 to the MPC Corporation (formerly HyperSpace Communications, Inc.) (the “Company”) Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, originally filed with the Securities and Exchange Commission on March 31, 2006, is being filed for the purpose of including the full form of two exhibits that were inadvertently filed in incomplete form in Amendment No. 1 to the Company’s 10-KSB filed on April 28, 2006. Amendment No. 2 to the Company's Form 10-KSB, filed on January 17, 2007, included the full form of the two exhibits, but did not include all of the Part III Information that was included in Amendment No. 1 to the Company's 10-KSB filed on April 28, 2007. This Amendment No. 3 includes all of the Part III information filed with Amendment No. 1 on April 28, 2006 as well as the full form of the exhibits. Except as described above, this Amendment No. 3 does not update information presented in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, originally filed on March 31, 2006.

Pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended, the complete text of each of Items 10, 11, 12, 13 and 14 of Part III of Form 10-KSB is set further below. This Amendment No. 3 speaks as of the original filing date of the Form 10-KSB and reflects only the changes discussed above, and no other information included in the Form 10-KSB has been modified or updated in any way.

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1

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

10.14	Guarantee, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.15	General Security Agreement, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

21.1**	List of Subsidiaries

31.1*	Certification of the Chairman and Chief Executive Officer of MPC Computers. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of MPC Computers. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the President of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

36120-0005/LEGAL13115890.1

32.3**	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPC Corporation

Date: March 27, 2007	/s/ John P. Yeros
John P. Yeros
Chairman and Chief Executive Officer

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1

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

10.14	Guarantee, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.15	General Security Agreement, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

21.1**	List of Subsidiaries

31.1*	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of MPC Corporation. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the President of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of the Chief Financial Officer of HyperSpace Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

36120-0005/LEGAL13115890.1

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

36120-0005/LEGAL13115890.1