Form 10QSB/A
period 2006-06-30
MPC CORP
filed 2007-03-30
CIK 1289871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

 Amendment No. 1

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐        TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-115404

MPC CORPORATION

(formerly, HYPERSPACE COMMUNICATIONS, INC.).

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

EXPLANATORY NOTE

We are filing this amendment to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2006 (the "Original Filing") of MPC Corporation (formerly HyperSpace Communications, Inc. (the "Company") to restate the Company's consolidated financial statements and related disclosures in order to correct errors in the recording of impairment charges related to certain intangible assets that the Company acquired as part of its acquisition of MPC Computers LLC.

During the three months ended June 30, 2006, the Company tested for impairment of its acquired intangible assets. The test, which was performed internally, concluded that the acquired intangible failed the recoverability test under the guidance of SFAS 144 Accounting for the Impairment of Long-Lived Assets. Fair value of the acquired intangibles at June 30, 2006 was calculated and an impairment charge of $13.2 million was recorded for the three months ended June 30, 2006. This impairment charge was reflected in the Original Filing.

During the performance of the Company's procedures for testing for impairment of acquired intangibles as of December 31, 2006, it retained an independent consultant. Upon review of the June 30, 2006 impairment calculation, it was determined that some of the methodology used in determining fair value was not correct in the determination of the impairment of the acquired intangibles, and that the incorrect June 30, 2006 book balance was used in the determination of the impairment of the acquired intangibles. We have determined that the impairment charge at June 30, 2006 should have been $19.5 million.

This amendment includes the Company's restated consolidated balance sheet as of June 30, 2006, its restated statements of operations for the three and six months ended June 30, 2006 and its restated statements of cash flows for the six months ended June 30, 2006.

The restatement adjustments have the effect of decreasing the Company's reported net income for the three and six months ended June 30, 2006 by $6.2 million, or $0.52 per diluted share, and by $6.2 million, or $0.53 per diluted share, respectively.

The Company is amending the following items of the Original Filing

Part I	Item 1	Financial Statements

Part I	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

Part I	Item 3	Controls and Procedures

Part II	Item 6	Exhibits

The Company has not changed any information included in the Original Filing that is not affected by the restatement. Accordingly, the information included in the Original Filing and included in this amendment that is not affected by the restatement describes conditions as they existed and were presented in the Original Filing at the time the Company filed that report with the Securities and Exchange Commission. The Company has not taken into account any other events occurring after it filed the Original Filing that might have affected those disclosures, nor has it modified or updated those disclosures, including the exhibits to the Original Filing, to reflect any other subsequent events. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all of the filings the Company has made with the Securities and Exchange Commission since the date of the Original Filing.

ITEM 1: FINANCIAL STATEMENTS

MPC CORPORATION

Condensed Consolidated Balance Sheet

(In thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$993	$3,897
Accounts Receivable, net	30,154	42,938
Inventories, net	22,123	21,158
Prepaid Maintenance & Warranty Costs	10,035	17,625
Other Current Assets	731	1,234
Total Current Assets	$64,036	$86,852

Non-Current Assets
Property & Equipment, net	$6,374	$7,813
Goodwill	22,197	23,427
Acquired Intangibles, net	11,004	33,018
Long-Term Portion of Prepaid Maintenance & Warranty Costs	954	1,106
Other Assets	821	1,027
Total Non-Current Assets	$41,350	$66,391

TOTAL ASSETS	$105,386	$153,243

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$37,393	$40,749
Accrued Expenses	4,233	11,217
Accrued Licenses & Royalties	4,706	1,606
Current Portion of Accrued Warranties	2,306	2,402
Current Portion of Deferred Revenue	16,340	24,598
Derivative Financial Instruments at Estimated Fair Value	5,075	-
Current Portion of Notes Payable & Debt	11,923	23,822
Total Current Liabilities	$81,976	$104,394

Long Term Liabilities
Long term Portion of Notes Payable	$4	$21
Non-Current Portion of Accrued Warranties	2,161	2,373
Non-Current Portion of Deferred Revenue	21,665	19,011
Total Long Term Liabilities	$23,830	$21,405

TOTAL LIABILITIES	$105,806	$125,799

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred Stock, no par value; 1,000,000 shares authorized; no shares issued and outstanding at 2006 and 2005	$-	$-
Common Stock, no par value, 50,000,000 shares authorized; 12,085,184 and 10,859,575 shares issued and outstanding at 2006 and 2005, respectively	56,304	51,305
Accumulated Deficit	(56,724)	(23,861)
Total Shareholders' Equity	$(420)	$27,444

Page 4 TOTAL LIABILITIES AND EQUITY	$105,386	$153,243

See accompanying notes to the consolidated financial statements.

MPC CORPORATION

Unaudited Condensed Consolidated Statements of Operations

For theThree and Six Months Ended June 30, 2006 and 2005.

(In thousands except for share data)

	June 30,
	Three months Ended		Six Months Ended
	2006	2005	2006	2005

Net Sales	$68,529	$76	$134,993	$165

Cost of Good Sold	$60,065	$31	$118,438	$87

Gross Margin	$8,464	$45	$16,555	$78

Operating Expenses
Research & Development	$985	$83	$2,135	$180
Selling, General & Administrative	10,189	609	21,098	1,446
Depreciation & Amortization	2,020	15	4,040	31
Impairment of Intangibles	19,484	-	19,484	-
Total Operating Expenses	$32,678	$707	$46,757	$1,657

Operating Loss	$(24,214)	$(662)	$(30,202)	$(1,579)

Other (Income)/Expense
Interest Expense, net	$1,166	$(1)	$2,644	$2
Gain on Vendor Settlements	(843)	-	(843)	-
Change in Estimated Fair Value of Derivative Financial Instruments	909	-	909	-
Other Expense	(85)	-	(49)	-
Total Other (Income)/Expense	$1,147	$(1)	$2,661	$2

Net Loss	$(25,361)	$(661)	$(32,863)	$(1,581)

Basic and diluted weighted average Common
Shares outstanding	12,040,918	3,734,621	11,695,975	3,733,531

Basic and diluted loss per Common Share	$(2.11)	$(0.18)	$(2.81)	$(0.42)

The results of MPC Computers have been consolidated effective July 25, 2005, the date the merger with MPC Corporation (formerly, HyperSpace Communications, Inc). became effective, and are not included in the results for the three and six months ended June 30, 2005. Please see the Management Discussion and Analysis section, which reflects financial results of operations as if the two entities had been consolidated at the beginning of all periods.

See accompanying notes to the consolidated financial statements.

MPC CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005.

(In thousands)

	For the Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net Loss	$(32,863)	$(1,581)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,510	31
Amortization of capitalized software and intangibles	2,530	37
Impairment of intangibles	19,484	-
Amortization of deferred loan costs and prepaid interest expense	365	-
Change in estimated fair value of derivative financial instruments	909	-
Stock compensation on vesting of RSUs	36	-
Valuation of warrant exchange	767	-
Gain on vendor settlements	(843)	-
Loss on disposal of assets	43	-
Accrued interest included in notes payable	32	(20)
Provision for Bad Debt	(30)	30
Changes in Assets and Liabilities
Accounts Receivable	12,586	57
Inventory	(1,049)	-
Prepaid Maintenance & Warranties	7,742	-
Other Current Assets	627	(391)
Other Non-Current Assets	(432)	-
Accounts Payable and Accrued Liabilities	(7,316)	213
Accrued Licenses & Royalties	3,099	-
Accrued Warranties	(308)	-
Deferred Revenue	(5,604)	(26)
Net Cash Provided by (Used by) Operating Activities	$1,285	$(1,650)

INVESTING ACTIVITIES
Purchase of Property and Equipment	$(115)	$-
Proceeds from the Sale of Fixed Assets	2	-
Net Cash Used by Investing Activities	$(113)	$-

FINANCING ACTIVITIES
Net proceeds from Notes Payable	$4,835	$-
Net activity on Line of Credit	(11,640)	-
Payment of Note Payable	(126)	(1)
Payments on Capital Leases	(121)	-
Net Proceeds from the exercise of stock options	27	-
Net Proceeds from the exercise of Warrants	3,104	-
Payment of Stock Issuance Costs	(155)	2
Net cash (Used by) provided by financing activities	$(4,076)	$1

Net cash (Decrease) for the period	$(2,904)	$(1,649)

Cash at beginning of period	$3,897	$5,875

Cash at end of period	$993	$4,227

The results of MPC Computers have been consolidated effective July 25, 2005, the date the merger with MPC Corporation (formerly, HyperSpace Communications, Inc.) became effective, and are not included in the results for the three and six months ended June 30, 2005.

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

MPC CORPORATION

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

Accordingly, on June 30, 2006, the Company performed an analysis of the expected discounted cash flows from the customer relationships that existed at the time of the merger and determined that a non-cash impairment charge of approximately $19.5 million is necessary. This decline is due to the future expected declines in sales to federal government customers. The federal government segment is challenged by difficult market trends such as declining average selling prices and declining margins. With the adoption of it’s new financial model, the Company expects a faster decline in sales in it’s federal government segment because it is now focusing on higher margin segments such as its Mid-Sized Commercial segment and is placing increasing focus on its Server and Storage products which are aimed less at the Federal government sector.

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

The Company has also evaluated the carrying value of its Goodwill that arose at the time of the merger with MPC. The Company has determined the fair value of the Company based on quoted market prices of the Company’s stock during the quarter, and through the date of filing of this report, and compared such amount with the Company’s carrying value (stockholders’ equity or deficit), including goodwill. The Company has determined that the fair value of the Company is greater than its book value, including Goodwill, and therefore no impairment of Goodwill is necessary at June 30, 2006..

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

Sales and Operating Income (Loss) by Market Segment (In thousands)

For the Three Months Ended June 30,
	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	Inc (Loss)	Sales	Inc (Loss)

US Federal Government	$ 18,704	$ (7,102)	$ 30,181	$ (1,905)

SLE	$ 17,729	$ (6,601)	$ 26,294	$ (1,699)

Mid-sized Business	$ 32,096	$ (10,511)	$ 31,441	$ (364)

Total	$ 68,529	$ (24,214)	$ 87,916	$ (3,968)

Sales and Operating Income (Loss) by Market Segment (In thousands)

For the Six Months Ended June 30,
	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	Inc (Loss)	Sales	Inc (Loss)

US Federal Government	$ 38,405	$ (9,345)	$ 58,119	$ (4,633)

SLE	$ 30,941	$ (8,049)	$ 41,836	$ (3,094)

Mid-sized Business	$ 65,647	$ (12,808)	$ 57,931	$ (1,773)

Total	$ 134,993	$ (30,202)	$ 157,886	$ (9,500)

Sales and Operating Income (Loss) by Product (In thousands)
For the Three Months Ended June 30,
	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	Inc (Loss)	Sales	Inc (Loss)

Systems	$ 53,170	$ (18,121)	$ 68,539	$ (2,260)

Third Party and Other	$ 15,359	$ (6,093)	$ 19,377	$ (1,708)

Total	$ 68,529	$ (24,214)	$ 87,916	$ (3,968)

Sales and Operating Income (Loss) by Product (In thousands)

For the Six Months Ended June 30,
	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	Inc (Loss)	Sales	Inc (Loss)

Systems	$ 103,558	$ (22,083)	$ 113,133	$ (5,023)

Third Party and Other	$ 31,435	$ (8,119)	$ 44,753	$ (4,477)

Total	$ 134,993	$ (30,202)	$ 157,886	$ (9,500)

During the three months ended June 30, 2006, the Company recorded a non-cash impairment charge relating to Acquired Intangibles of $19.5 million and this expense is reflected in the operating loss for the three and six months ended June 30, 2006. If this impairment had not been necessary, the operating loss by market segment shown for the three and six months ended June 30, 2006 would have been as follows:

	(In thousands)
	Three Months	Six Months
	Ended June 30, 2006	Ended June 30, 2006
US Federal Government	$ (1,785)	$ (4,028)
SLE	(1,560)	(3,008)
Mid-sized Business	(1,385)	(3,682)
Total	$ (4,730)	$ (10,718)

The operating loss by product for the three and six months ended June 30, 2006 would have been as follows:

	Three Months	Six Months
	Ended June 30, 2006	Ended June 30, 2006
Systems	$ (3,005)	$ (6,965)
Third Party and Other	(1,725)	(3,753)
Total	$ (4,730)	$ (10,718)

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

•      Revenue from desktop products was $37.4 million, a decrease of 25% compared to the second quarter of 2005, while revenue from notebook products was $10.1 million, a decrease of 29% compared to the second quarter of 2005. Sales of third party products and services (monitors, printers and other accessories) were $15.3 million, a decrease of 21% compared to the second quarter of 2005.

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

•      During the second quarter of 2006, we took a non-cash impairment charge to our Intangibles of approximately $19.5 million. This was due to the change in our future strategy made in July 2006, which reduced the value we placed on certain MPC assets acquired in the merger.

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

KEY INDICATIONS OF FINANCIAL CONDITION AND PERFORMANCE ASSUMING THE MPC MERGER TOOK PLACE ON JANUARY 1, 2005

	June 30,
	Three months Ended			Six Months Ended
	2006	2005	% Change	2006	2005	% Change

Net Sales	$ 68,529	$ 87,916	-22.10%	$ 134,993	$ 157,886	-14.50%

Cost of Good Sold	$ 60,065	$ 77,245	-22.20%	$ 118,438	$ 139,052	-14.80%

Gross Margin	$ 8,464	$ 10,671	-20.70%	$ 16,555	$ 18,834	-12.10%
Gross Margin %	12.40%	12.10%	2.50%	12.30%	11.90%	3.40%

Operating Expenses
Research & Development	$ 985	$ 1,192	-17.40%	$ 2,135	$ 2,535	-15.80%
Selling, General & Administrative	10,189	12,857	-20.80%	21,098	24,683	-14.50%
Depreciation & Amortization	2,020	590	242.60%	4,040	1,117	261.60%
Impairment of Intangibles	19,484	-	-	19,484	-	-
Total Operating Expenses	$ 32,678	$ 14,639	123.20%	$ 46,757	$ 28,335	65.00%

Operating Loss	$ (24,214)	$ (3,968)	510.20%	$ (30,202)	$ (9,501)	217.90%

Other (Income)/Expense
Interest Expense, net	$ 1,166	$ 655	78.00%	$ 2,644	$ 1,068	147.50%
Gain on Vendor Settlements	(843)	-	-	(843)	-	-
Change in Estimated Fair Value of Derivative Financial Instruments	909	-	-	909	-	-
Other Expense	(85)	-	-	(49)	-	-
Total Other (Income)/Expense	$ 1,147	$ 655	75.10%	$ 2,661	$ 1,068	149.10%

Net Loss	$ (25,361)	$ (4,623)	448.60%	$ (32,863)	$ (10,569)	210.90%

EBITDA	$ (1,867)	$ (3,378)	44.70%	$ (5,834)	$ (8,384)	30.40%
EBITDA % of sales	-2.70%	-3.80%		-4.30%	-5.30%

Reconciliation of Net Income (Loss) to EBITDA:

Net Income (Loss)	$ (25,361)	$ (4,623)		$ (32,863)	$ (10,569)

Interest (Income)/Expense	1,166	655		2,644	1,068
Change in Estimated Fair Value of Derivative Financial Instruments	909	-		909	-
Other (Income)/Expense	(85)	-		(49)	-
Depreciation, Amortization & Impairment	21,504	590		23,524	1,117

EBITDA	$ (1,867)	$ (3,378)		$ (5,835)	$ (8,384)

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

Impairment of Intangibles

We are focusing on higher margin products and markets, and recently updated our financial models. We determined that we had impaired the Acquired Intangibles that arose at the time of the merger with MPC. This is due primarily to the future expected declines in sales to federal government customers. The federal government segment is challenged by difficult market trends such as declining average selling prices and declining margins. With the adoption of our new strategic plan, we expect a faster decline in our sales in the federal government segment because we are now focusing on higher margin segments such as its mid-size enterprise segment and is placing increasing focus on our server and storage products which are aimed less at the federal government sector. We recognized a non-cash impairment charge of $19.5 million during the second quarter of 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to reasonably ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls are also designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO. The evaluation of our disclosure controls performed by our CEO and CFO included obtaining an understanding of the design and objective of the controls, the implementation of those controls and the results of the controls on this report on Form 10-QSB. In the course of the evaluation of disclosure controls, we reviewed the controls that are in place to record, process, summarize and report, on a timely basis, matters that require disclosure in our reports filed under the Securities Exchange Act of 1934. We also considered the adequacy of the items disclosed in this report on Form 10-QSB.

As of the date of the financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation we identified a significant deficiency in our disclosure controls and procedures (discussed below), and the CEO and the CFO concluded that as of June 30, 2006 our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

During the three months ended June 30, 2006, we tested for impairment of our acquired intangible assets. The test, which was performed internally, concluded that the acquired intangible failed the recoverability test under the guidance of SFAS 144 Accounting for the Impairment of Long-Lived Assets. Fair value of the acquired intangibles at June 30, 2006 was calculated and an impairment charge of $13.2 million was recorded for the three months ended June 30, 2006. This impairment charge was reflected in this report on Form 10-QSB for the quarterly period ended June 30, 2006.

During the performance of our procedures for testing for impairment of acquired intangibles as of December 31, 2006, we consulted with an independent consultant. Upon review of the June 30, 2006 impairment calculation, it was determined that some of the methodology used in determining fair value was not correct in the determination of the impairment of the acquired intangibles. We have determined that the impairment charge at June 30, 2006 should have been $19.5 million.

We believe the error in the impairment calculation was made because of insufficient internal expertise of the application of the impairment process under SFAS 144 and that no review of the calculation was made. As it relates to this process of testing for impairment, we believe we have remediated this issue by the use of an outside consultant with appropriate expertise and by internal review of the calculation. We plan to continue to use the consultant in future impairment analyses. We have discussed this issue with our Audit Committee and Board of Directors.

We have also reviewed changes in our internal control over financial reporting during the most recent fiscal quarter, and our CEO and CFO have concluded that there have been no other changes, other than our remediation steps noted above, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

10.11	Guarantee, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.12	General Security Agreement dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

31.1*	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of MPC Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

• Filed herewith

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

MPC Corporation

Date: March 30, 2007	/s/: John P. Yeros
John P. Yeros
Chairman and CEO
.

Date: March 30, 2007	/s/: Michael R. Whyte
Michael R. Whyte
Vice President & Chief Financial Officer

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

2.2	Securities Purchase Agreement dated April 24, 2006 (15)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (2)

3.2	Amended and Restated Bylaws of the Registrant (3)

4.1	Specimen common stock certificate (4)

4.2	Form of representatives’ option for purchase of units (5)

4.3	Form of Warrant Agreement (5)

4.4	Form of Public Warrant (6)

4.5	2001 Equity Incentive Plan (7)

4.6	2004 Equity Incentive Plan (8)

4.7	Form of Convertible Debenture (15)

4.8	Form of Bridge Warrant (15)

4.9	Registration Rights Agreement dated July 25, 2005, as amended December 6, 2006 (16)

4.1	Registration Rights Agreement dated April 24, 2006 (15)

4.11	Form of Lock-up Agreement (15)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (11)

10.2	Form of Indemnity Agreement with each Director and certain Officers (11)

10.3	Management Incentive Plan (14)

10.4	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended (14)

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005 (9)

10.6	Employment Agreement between HyperSpace Communications, Inc. and Mark A. Pougnet dated as of September 28, 2005 (9)

10.7	Employment Agreement between HyperSpace Communications, Inc. and Brian T. Hansen dated as of September 28, 2005 (9)

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

10.11	Guarantee, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.12	General Security Agreement dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

31.1*	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of MPC Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

• Filed herewith

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