Form 10QSB/A
period 2006-09-30
MPC CORP
filed 2007-04-02
CIK 1289871

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

EXPLANATORY NOTE

We are filing this amendment to the Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2006 (the “Original Filing”) of MPC Corporation (formerly HyperSpace Communications, Inc. (the “Company”) to restate the Company’s consolidated financial statements and related disclosures in order to correct errors in the recording of impairment charges related to certain intangible assets that the Company acquired as part of its acquisition of MPC Computers LLC.

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

During the performance of the Company’s procedures for testing for impairment of acquired intangibles as of December 31, 2006, it retained an independent consultant. Upon review of the June 30, 2006 impairment calculation, it was determined that some of the methodology used in determining fair value was not correct in the determination of the impairment of the acquired intangibles, and that the incorrect June 30, 2006 book balance was used in the determination of the impairment of the acquired intangibles. We have determined that the impairment charge at June 30, 2006 should have been $19.5 million.

This amendment includes the Company’s restated consolidated balance sheet as of September 30, 2006, its restated statements of operations for the three and nine months ended September 30, 2006 and its restated statements of cash flows for the nine months ended September 30, 2006.

The restatement adjustments have the effect of decreasing the Company’s reported net loss for the three months ended September 30, 2006 by $0.2 million, or $0.02 per diluted share, and increasing the reported net loss for the nine months ended September 30, 2006 by $6.0 million, or $0.51 per diluted share.

The Company is amending the following items of the Original Filing

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

ITEM 1: FINANCIAL STATEMENTS

MPC CORPORATION

Condensed Consolidated Balance Sheet

(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,077	$3,897
Accounts Receivable, net	44,073	42,938
Inventories, net	19,909	21,158
Prepaid Maintenance & Warranty Costs	7,223	17,625
Other Current Assets	754	1,234
Total Current Assets	74,036	86,852

Non-Current Assets
Property & Equipment, net	5,641	7,813
Goodwill	22,197	23,427
Acquired Intangibles, Net	10,556	33,018
Long-Term Portion of Prepaid Maintenance & Warranty Costs	845	1,106
Other Assets	2,163	1,027
Total Non-Current Assets	41,402	66,391

TOTAL ASSETS	$115,438	$153,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$39,799	$40,749
Accrued Expenses	4,919	11,217
Accrued Licenses & Royalties	978	1,606
Current Portion of Accrued Warranties	2,355	2,402
Current Portion of Deferred Revenue	15,161	24,598
Current Portion of Notes Payable & Debt	20,575	23,822
Total Current Liabilities	83,787	104,394

Long Term Liabilities
Long term Portion of Notes Payable and Debt	-	21
Derivative warrant liabilities	12,701	-
Convertible debentures, at fair value	32,616	-
Non-Current Portion of Accrued Warranties	1,959	2,373
Non-Current Portion of Deferred Revenue	22,769	19,011
Total Long Term Liabilities	70,045	21,405

TOTAL LIABILITIES	153,832	125,799

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity
Preferred Stock, no par value; 1,000,000 shares authorized; no shares issued and outstanding at 2006 and 2005	-	-
Common Stock, no par value, 50,000,000 shares authorized; 12,147,438 and 10,859,575 shares issued and outstanding at 2006 and 2005, respectively	58,635	51,305
Accumulated Deficit	(97,029)	(23,861)
Total Shareholders’ Equity (Deficit)	(38,394)	27,444

TOTAL LIABILITIES AND EQUITY	$115,438	$153,243

The accompanying notes are an integral part of the condensed consolidated financial statements.

MPC CORPORATION

Unaudited Condensed Consolidated Statements of Operations for the

Three and Nine Months Ended September 30, 2006 and 2005.

(In thousands except for share data)

	September 30,
	Three months Ended		Nine Months Ended
	2006	2005 (1)	2006	2005 (1)

Net Sales	$76,647	$100,924	$211,640	$101,089

Cost of Good Sold	67,826	88,165	186,264	88,252

Gross Margin	8,821	12,759	25,376	12,837

Operating Expenses
Research & Development	769	1,100	2,904	1,280
Selling, General & Administrative	10,310	10,267	31,408	11,713
Depreciation & Amortization	1,182	1,270	5,222	1,301
Impairment of Acquired Intangibles	-	-	19,484	-
Total Operating Expenses	12,261	12,637	59,018	14,294

Operating Loss	(3,440)	122	(33,642)	(1,457)

Other (Income) Expense
Interest Expense, net	901	802	3,545	804
Gain on Vendor Settlements	(734)	-	(1,577)	-
Change in Estimated Fair Value of	24,931	-	25,840	-
Derivative Financial Instruments
Loss on Debt Extinguishment	10,511	-	10,511	-
Merger Related Stock Compensation Expense	1,261	4,183	1,261	4,183
Other Expense	(4)	-	(53)	-
Total Other Expense	36,866	4,985	39,527	4,987

Net Loss	$(40,306)	$(4,863)	$(73,169)	$(6,444)

Basic and diluted weighted average Common
Shares outstanding	12,103,583	6,485,728	11,833,338	4,661,011

Basic and diluted loss per Common Share	$(3.33)	$(0.75)	$(6.18)	$(1.38)

(1) The results of MPC Computers have been consolidated effective July 25, 2005, the date the merger with MPC Corporation, (formerly, HyperSpace Communications, Inc.) became effective, therefore the results of MPC prior to July 25, 2005 are not included in the results for the three and nine months ended September 30, 2005. Please see the Management Discussion and Analysis section, which reflects financial results of operations as if the two entities had been consolidated at the beginning of all periods.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MPC CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows For The

Nine Months Ended September 30, 2006 and 2005.

(In thousands)

	For the Nine Months Ended September 30,
	2006	2005 (1)
OPERATING ACTIVITIES
Net Loss	$(73,169)	$(6,444)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,244	538
Amortization of capitalized software and intangibles	2,978	819
Impairment of intangibles	19,484	-
Amortization of deferred loan costs	523	-
Valuation of shares issued as legal settlement	29	-
Valuation of warrants issued for advisory services	68	-
Change in estimated fair value of derivative financial instruments	25,840	-
Loss on Debt Extinguishment	10,511	-
Stock compensation expense	1,531	4,429
Cashless exercise of warrants	-	52
Valuation of warrant exchange	767	-
Gain on vendor settlements	(1,577)	-
Loss on disposal of assets	43	-
Accrued interest included in notes payable	45	(9)
Provision for Bad Debt	(29)	(110)
Changes in Assets and Liabilities
Accounts Receivable	(3,497)	(21,559)
Inventory	1,165	(5,167)
Prepaid Maintenance & Warranties	10,662	1,956
Other Current Assets	547	(281)
Other Non-Current Assets	(943)	-
Accounts Payable and Accrued Expenses	(1,180)	12,234
Accrued Licenses & Royalties	(629)	1,004
Accrued Warranties	(460)	(871)
Deferred Revenue	(5,679)	(2,958)
Net Cash Used in Operating Activities	(10,726)	(16,367)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(116)	(42)
Proceeds from the Sale of Fixed Assets	2	-
MPC Acquisition Costs, net of cash acquired	-	1,284
Net Cash From Investing Activities	(114)	1,242

FINANCING ACTIVITIES
Net proceeds from Notes Payable	9,295	-
Net activity on Line of Credit	(2,938)	15,682
Payment of Note Payable	(128)	(152)
Payments on Capital Leases	(185)	(47)
Net Proceeds from the exercise of stock options	27	31
Proceeds from the exercise of Warrants	3,104	-
Payment of Stock Issuance Costs	(155)	2
Net cash provided by financing activities	9,020	15,516

Net cash increase (decrease) for period	(1,820)	391

Cash at beginning of period	3,897	5,876

Cash at end of period	$2,077	$6,267

(1) The results of MPC Computers have been consolidated effective July 25, 2005, the date the merger with MPC Corporation, (formerly, HyperSpace Communications, Inc.) became effective, therefore the results of MPC prior to July 25, 2005 are not included in the results for the three and nine months ended September 30, 2005.

The accompanying notes are an integral part of the condensed consolidated financial statements

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

MPC CORPORATION

Notes to Interim Condensed Consolidated Financial Statements (Information with Respect to the Three and Nine Months Ended September 30, 2006 and 2005 is Unaudited)

The terms “we” “us” and “our” or the “company” as used in this quarterly report refer on a consolidated basis to MPC Computers and to its wholly-owned subsidiaries, including MPC Computers, LLC, which we acquired through a merger in July of 2005.

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

(In thousands)	September 30,	December 31,
	2006	2005

Raw Materials	$14,233	$13,611
Work in Process	179	210
Finished Goods	5,497	7,337

Total Inventory	$19,909	$21,158

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

We are focusing on higher margin products and markets and updated our financial projections during the three months ended June 30, 2006. Our change in focus to higher margin products and markets is expected to result in decreased revenues in our Federal Government segment. At the time of the merger, a large portion of the acquired intangibles valuation was attributable to our customer relationships in the Federal government segment. We determined that this new focus represented a change in circumstance that requires us to test for impairment relating to our acquired intangibles, as the carrying value might not be recoverable. We account for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. At June 30, 2006 we performed an analysis of the sum of the future expected undiscounted cash flows from our long-lived assets, and determined that it is less than the carrying value, and therefore indicating an asset impairment. Accordingly, on June 30, 2006, we performed an analysis of the expected discounted cash flows from the customer relationships that existed at the time of the merger and determined that a non-cash impairment charge of $19,484 was necessary. This decline was due to the future expected declines in sales to federal government customers. We are challenged in the

US Federal Government segment by difficult market trends such as declining average selling prices and declining margins. With the focus on higher margin markets and products such as the Mid-Sized Commercial segment and on Server and Storage products, we expect a larger decline in sales in the Federal Government segment. At September 30, 2006, we noted no significant changes in our financial projections from June 30, 2006.

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

Note 6—Notes Payable and Debt

(In thousands)	September 30,	December 31,
	2006	2005

Line of Credit	$19,632	$22,571
Debt Incurred in Merger	524	562
Convertible Bridge Loans	346	348
Other Debt	73	362
Total Notes Payable and Debt	20,575	23,843
Long-term Portion	-	21
Current Portion of Notes Payable and Debt	$20,575	$23,822

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

We assumed an expiration term of 5 years, a volatility of 119.33% and interest rate of 4.72%. The estimated fair value of these derivative instruments at inception and September 30, 2006 are as follows:

	Fair Value	Fair Value
(In thousands)	of Debt	of Warrants	Total

September 6, 2006, inception	$21,000	$6,644	$27,644

September 30, 2006	$32,079	$11,137	$43,216

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

Sales and Operating Income (Loss) by Market Segment

	For the Three Months Ended September 30,
(In thousands)	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	Inc. (Loss)	Sales (1)	Inc(Loss) (1)

US Federal Government	$33,923	$3,428	$59,935	$5,865

SLE	20,371	2,325	34,310	3,500

Mid-sized Business	22,353	3,068	28,066	4,069

Corporate and Other		(12,261)		(15,860)

Total	$76,647	$(3,440)	$122,311	$(2,426)

	For the Nine Months Ended September 30,
(In thousands)	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	Inc. (Loss)	Sales(1)	Inc(Loss)(1)

US Federal Government	$72,328	$(12,309)	$118,054	$11,726

SLE	51,312	5,527	76,146	7,826

Mid-sized Business	88,000	12,674	85,997	12,716

Corporate and Other		(39,534)		(44,195)

Total	$211,640	$(33,642)	$280,197	$(11,927)

(1) The information is provided as if the merger occurred as of the beginning of fiscal 2005.

Sales and Operating Income (Loss) by Market Segment

	For the Three Months Ended September 30,
(In thousands)	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	Inc. (Loss)	Sales (1)	Inc(Loss) (1)

Systems	$50,546	$6,808	$75,819	$10,246

Third Party and Other	26,101	2,013	46,492	3,188

Corporate and Other		(12,261)		(15,860)

Total	$76,647	$(3,440)	$122,311	$(2,426)

	For the Nine Months Ended September 30,
(In thousands)	2006	2006	2005	2005
	Net	Operating	Net	Operating
	Sales	Inc. (Loss)	Sales(1)	Inc(Loss)(1)

Systems	$154,104	$20,752	$188,952	$25,367

Third Party and Other	57,536	4,624	91,245	6,901

Corporate and Other		(59,018)		(44,195)

Total	$211,640	$(33,642)	$280,197	$(11,927)

(1) The information is provided as if the merger occurred as of the beginning of fiscal 2005.

During the nine months ended September 30, 2006, we recorded a non-cash impairment charge relating to acquired intangibles related to the US Federal Government of $19,484 and this expense is reflected in the operating loss for the nine months ended September 30, 2006. If this impairment had not been necessary, the operating loss by market segment shown for the nine months ended September 30, 2006 would have been as follows:

(In thousands)	Nine Months
Ended September 30, 2006
US Federal Government	$7,175

SLE	5,527

Mid-sized Business	12,674

Corporate and Other	(39,534)

Total	$(14,158)

The operating loss by product for the nine months ended September 30, 2006 would have been as follows:

(In thousands)	Nine Months
Ended September 30, 2006
System	$20,752

Third Party and Other	4,624

Corporate and Other	(39,534)

Total	$(14,158)

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

KEY INDICATIONS OF FINANCIAL CONDITION AND PERFORMANCE ASSUMING THE MPC MERGER TOOK PLACE ON JANUARY 1, 2005.

Statement of Operations for the Three and Nine Months Ended September 30, 2006 and 2005.
(In thousands)
(Unaudited)
	September 30,
	Three Months Ended			Nine Months Ended
	2006	2005 (1)	% Change	2006	2005 (1)	% Change

Net Sales	$76,647	$122,311	-37%	$211,640	$280,197	-24%

Cost of Good Sold	67,826	108,876	-38%	186,264	247,929	-25%

Gross Margin	8,821	13,435	-34%	25,376	32,268	-21%
Gross Margin %	11.50%	11.00%		12.00%	11.50%

Operating Expenses
Research & Development	769	1,362	-44%	2,904	3,897	-25%
Selling, General & Administrative	10,310	13,123	-21%	31,408	37,805	-17%
Depreciation & Amortization	1,182	1,376	3%	5,222	2,493	119%
Impairment of Intangibles	-	-	-	19,484	-	-
Total Operating Expenses	12,261	15,861	-21%	59,018	44,195	20%
Operating expenses as a % of Revenue	0.16%	0.13%		0.25%	0.16%

Operating Loss	$(3,440)	$(2,426)	51%	$(33,642)	$(11,927)	132%
Operating loss as a % of Revenue	-4.80%	-2.00%		-13.10%	-4.30%

Other (Income)/Expense
Interest Expense, net	901	1,023		3,545	2,091
Gain on Vendor Settlements	(734)	-		(1,577)	-
Change in Estimated Fair Value of Derivative
Financial Instruments	24,931	-		25,840	-
Loss on Debt Extinguishment	10,511	-		10,511	-
Merger Related Stock Compensation Expense	1,261	4,183		1,261	4,183
Other Expense	(4)	-		(53)	-
Total Other (Income)/Expense	36,866	5,206		39,527	6,274

Net Loss	$(40,306)	$(7,632)		$(73,169)	$(18,201)

EBITDA	$(38,224)	$(5,233)		$(44,918)	$(13,617)
Adjusted EBITDA	(1,520)	(1,050)		(7,306)	(9,434)
Adjusted EBITDA Margin	-2.00%	-0.90%		-3.50%	-3.40%

Reconciliation of Net Income (Loss) to EBITDA
and Adjusted EBITDA:

Net Income (Loss)	$(40,306)	$(7,632)		$(73,169)	$(18,201)
Interest (Income)/Expense	901	1,023		3,545	2,091
Depreciation, Amortization & Impairment	1,182	1,376		24,706	2,493

EBITDA	$(38,223)	$(5,233)		$(44,918)	$(13,617)

Change in Estimated Fair Value of Derivative
Financial Instruments	24,931	-		25,840	-
Loss on Debt Extinguishment	10,511	-		10,511	-
Merger Related Stock Compensation Expense	1,261	4,183		1,261	4,183

Adjusted EBITDA	$(1,520)	$(1,050)		$(7,306)	$(9,434)

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

Revenue by Product Type

The following table sets forth revenue by product type:

	Three				Nine
(In millions)	Months Ended				Months Ended
	September 30			%	September 30			%
	2006	2005 (1)	Change	Change	2006	2005 (1)	Change	Change

Desktop Products	$34.8	$49.9	$(15.1)	-30%	$105.2	$133.4	$(28.2)	-21%

PC Notebook Products	10.0	20.3	(10.3)	-51%	31.1	42.3	(11.2)	-26%

Server and Storage Products	5.7	5.5	0.2	4%	17.8	13.2	4.6	35%

Total System Revenue	50.5	75.7	(25.2)	-33%	154.1	188.9	(34.8)	-18%

Third Party and Other Revenues	26.1	46.6	(20.5)	-44%	57.5	91.2	(33.7)	-37%

Total Revenue	$76.6	$122.3	$(45.7)	-37%	$211.6	$280.1	$(68.5)	-24%

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

Operating Margin

Operating Margin by Business and Product Segment

The following tables set forth operating margin and operating margin as a percentage of revenues by market and product:

Operating Margin by Market

	Three			Nine
(In millions)	Months Ended			Months Ended
	September 30			September 30
	2006	2005 (1)	Change	2006	2005 (1)	Change

US Federal Government	$3.4	$5.9	$(2.5)	$(12.3)	$11.8	$(24.1)
	10.1%	9.8%	0.3%	-17.0%	9.9%	-26.9%
State/Local/Education	2.3	3.5	(1.2)	5.5	7.8	(2.3)
	11.4%	10.2%	1.2%	10.8%	10.3%	0.5%
Mid-sized Business	3.1	4.1	(1.0)	12.7	12.6	0.1
	13.7%	14.5%	-0.8%	14.4%	14.8%	-0.4%
Combined Business	8.8	13.5	(4.7)	5.9	32.2	(26.3)
	11.5%	11.0%	0.5%	2.8%	11.5%	8.7%
Corporate and Other	(12.2)	(15.9)	(3.7)	(39.5)	(44.1)	4.6

Operating Loss	$(3.4)	$(2.4)	$(1.0)	$(33.6)	$(11.9)	$(21.7)

Operating Margin by Product

	Three			Nine
(In millions)	Months Ended			Months Ended
	September 30			September 30
	2006	2005 (1)	Change	2006	2005 (1)	Change

Desktop Products	$4.3	$6.4	$(2.1)	$13.2	$17.0	$(3.8)
	12.5%	12.8%	-0.3%	12.5%	12.7%	-0.2%
PC Notebook Products	1.3	2.7	(1.4)	4.0	5.7	(1.7)
	12.6%	13.3%	-0.7%	12.9%	13.6%	-0.7%
Server and Storage Products	1.2	1.1	0.1	3.6	2.6	1.0
	20.8%	20.5%	0.3%	20.1%	19.7%	0.4%
Third-party Products and Service	2.0	3.3	(1.3)	4.6	6.9	(2.3)
	7.7%	6.9%	0.8%	8.0%	7.6%	0.4%
Combined Products	8.8	13.5	(4.7)	25.4	32.2	(6.8)
	11.5%	11.0%	0.5%	12.0%	11.5%	0.5%
Corporate and Other	(12.2)	(15.9)	3.7	(59.0)	(44.1)	(14.9)

Operating Loss	$(3.4)	$(2.4)	$(1.0)	$(33.6)	$(11.9)	$(21.7)

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

Business segment operating margin for the nine months ended September 30, 2006 includes a non-cash impairment charge relating to acquired intangibles of the US Federal Government segment of $19.5 million. Operating margin and operating margin percentage for the US Federal Government segment before the impairment charge was $7.2 million and 9.9%, respectively. The impairment charge is included Corporate and Other for Product Type segment information for the nine months ended September 30, 2006 because it was impracticable to identify the impairment charge to a product type.

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

The Loan Agreement is secured by all of our assets. We have failed to meet EBITDA covenants in most quarters since the Loan Agreement was put in place. While we have obtained waivers in the past, we cannot assure you that we will be able to do so in the future. Given our liquidity constraints, we are at risk of defaulting on repayment or other terms of the credit facility. In the event we default, all of our assets will be subject to foreclosure. Additionally, Wachovia has several additional remedies for default, including increasing the interest rate, acceleration of MPC’s payment obligations, and termination of Wachovia’s credit commitments. We cannot assure you that Wachovia will grant any waiver for violations of the covenants under the credit facility and no assurance that we will not break additional covenants in the future. We defaulted on the EBITDA covenant for the 3-month period ended September, 30, 2006, and such default has not yet been waived. We cannot assure you that Wachovia will extend the maturity date beyond January 17, 2007 or that we will be able to secure a new credit facility if Wachovia does not extend the current credit agreement. If Wachovia forecloses under the credit facility, does not extend the maturity date, or if we are unable to secure a replacement credit facility, we may be forced to delcare bankruptcy and you will likely lose the entire value of your investment.

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

In 2004 and 2005, as stand-alone entities, MPC Corporation incurred net losses of $3.2 million and $7.5 million respectively, and MPC incurred net losses of $6.2 million and $21.0 million. On a consolidated basis we have incurred losses of $73.2 million to date in 2006. While we have reduced certain operating expenses the reductions may not be sufficient to reach profitability. We will incur losses in the future if we do not achieve revenue growth, gross margin improvement or a reduction of operating expenses or a combination of the foregoing. Future losses raise doubts about our ability to achieve profitability, which could decrease our ability to effectively operate the business, obtain additional liquidity, result in a significant decrease in the price of our securities, or could result in bankruptcy.

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

As of the date of the financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation we identified a significant deficiency in our disclosure controls and procedures (discussed below), and the CEO and the CFO concluded that as of September 30, 2006 our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

During the three months ended June 30, 2006, we tested for impairment of our acquired intangible assets. The test, which was performed internally, concluded that the acquired intangible failed the recoverability test under the guidance of SFAS 144 Accounting for the Impairment of Long-Lived Assets. Fair value of the acquired intangibles at June 30, 2006 was calculated and an impairment charge of $13.2 million was recorded for the three months ended June 30, 2006. This impairment charge was reflected in this report on Form 10-QSB for the quarterly period ended September 30, 2006.

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

10.13	Guarantee, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.14	General Security Agreement dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.15	Crestview Consulting Agreement (18)

31.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously field with original Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2006.
** Filed herewith

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

10.13	Guarantee, dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.14	General Security Agreement dated July 25, 2005, by HyperSpace Communications, Inc. in favor of Wachovia Capital Finance Corporation (Western) (10)

10.15	Crestview Consulting Agreement (18)

31.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of MPC Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously field with original Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2006.
** Filed herewith

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