Form 10KSB
period 2006-12-31
MPC CORP
filed 2007-04-03
CIK 1289871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-115404

MPC CORPORATION (formerly, HYPERSPACE COMMUNICATIONS, INC.).
(Name of small business issuer as specified in its charter)
COLORADO	84-1577562
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

906 E. Karcher Rd., Nampa, Idaho 83687
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

State the issuer’s revenues for its most recent fiscal year: $284,971,000

As of February 28, 2007, there were 12,509,075 shares of the issuer’s no par value Common Stock outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by non-affiliates was approximately $8,744,665.

Transitional Small Business Disclosure Format. Yes ☐ No ☒
DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders anticipated to be held in June 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe, or the negative or other variations thereof. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see the “Risk Factors” section of this Annual Report. These forward-looking statements apply only as of the date of this report; as such, they should not be unduly relied upon for current circumstances. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

USE OF CERTAIN TERMS

Unless the context indicates otherwise, all references to “we”, “our”, or the “Company” refer on a consolidated basis to MPC Corporation and to its wholly-owned subsidiaries, including MPC Computers, LLC, (“MPC”) which we acquired in July of 2005. Reference to “Hyperspace” refers to Hyperspace Communications, Inc. the name of our company prior to our name change to MPC Corporation as noted below.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Company Overview

We were formed as HyperSpace Communications, Inc. in 2001 as a Colorado-based software company and completed an initial public offering in October 2004 (“IPO”). In July 2005, we acquired MPC Computers, LLC (MPC), which is now our wholly owned subsidiary.

As a result of the MPC acquisition, the size and nature of our business and sales and marketing strategy has changed significantly from the time of the initial public offering. Prior to our acquisition of MPC, our primary products consisted of HyperWeb™ and HyperTunnel™ software. These software products address real-time application acceleration over wired and wireless networks. Despite investments and efforts before and after IPO, we have been unable to generate meaningful sales of our software products. In addition, we have been unable to establish material partnerships which would lead us to believe that we can generate significant revenues from our software products. MPC has also attempted to sell, and continues to offer, these software products, but there have not been significant sales to date. In November 2005, we decided to suspend further R&D expenditures on these software products, and we do not expect significant sales of these products in the future. Today, our sales consist almost entirely of MPC Computer hardware products and third party hardware and software products.

Page- 2 -

During 2006, we relocated our corporate headquarters from Englewood, Colorado to our manufacturing facility in Nampa, Idaho. On January 8, 2007, we changed our name to MPC Corporation. The new name reflects our focus on our core business in MPC. Our stock trades on the American Stock Exchange (“Amex”), with the ticker symbol MPZ. Previously, the ticker symbol was HCO. The ticker symbol for our publicly traded warrants is MPZ.WS.

Following the MPC acquisition, we initiated a strategy to become an enterprise IT hardware business providing products and services to customers in mid-sized businesses, government agencies and education organizations. This strategy seeks to capitalize on the growth we anticipate in our server and storage business, and moves us away from our traditional reliance on desktop and notebook PCs, which our customers increasingly view as commodities.

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

We face significant constraints with respect to liquidity and working capital. Subsequent to the consummation of the merger, we reduced certain overhead expenses in the following areas:

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

Our staff has decreased from approximately 800 people at the time of the MPC acquisition to approximately 550 people today.

We experience seasonality in revenue levels between quarters. Our first fiscal quarter January through March, historically has the lowest revenue for the year, with revenues rising in the second through fourth quarters as government and education customers buy during their seasonally higher purchasing periods.

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

Page- 3 -

Federal: In the federal government market, we sell directly to government agencies. The federal government in aggregate is one of the largest consumers of IT products and services in the United States.

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

In the SLE market, the Western States Contracting Alliance (WSCA) information technology (“IT”) hardware contract has become one of the most important procurement vehicles for state government purchasing. Currently, 22 states participate in the WSCA IT hardware contract. We have a WSCA contract that extends through August 2007. WSCA and the other state-level contracts do not guarantee revenues and our SLE customers may choose not to continue purchasing our products.

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

Page- 4 -

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

Warranty Support Services:  Every product we sell is backed by a warranty covering parts and technical support. Warranties vary in length from one to five years. We provide phone-based technical support 24 hours a day, seven days a week, 365 days a year. In order to provide the highest level of service, all our technical support representatives are highly trained and reside in our US-based support center.

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

Page- 5 -

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

As part of our restructuring effort, we significantly reduced our research and development budget. Our intent is to outsource a substantial portion of our research and development for commodity desktop and notebook products, and to focus our internal research and development resources on server and storage products and other specialized solutions. While we believe that we will be able to continue to provide a competitive product line, the reduction in our product development budget could adversely impact our ability to produce competitive products.

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

We sell our products through a tightly coordinated field sales and internal telemarketing-based sales model. Field sales personnel are responsible for face-to-face visits with existing customers and new account prospects. Inside sales is responsible for customer support, price quoting and booking orders, as well as expanding the amount of business with existing accounts. Sales personnel are organized by customer market.

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

Page- 6 -

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

Intellectual Property

MPC has obtained US federal trademark registration for the word mark “MPC” and the design mark for the stylized version of its MPC mark. The MPC mark is not currently registered outside the US as we do not believe that the establishment of the MPC mark and logo outside the US is material to our operations. We own registrations and pending registration applications for trademarks and service marks of MPC’s product lines and services in the US and in certain foreign countries. Currently, we hold a portfolio of 16 US patents and have one US patent application pending. Our US patents expire in years 2007 through 2021.

We have entered into a variety of intellectual property licensing agreements, including various software licensing agreements. In addition, we have entered into nonexclusive licensing agreements with Microsoft Corporation for various operating system and application software. Once these contracts expire or are terminated, however, there can be no assurance that we will continue to have access to this licensed intellectual property on appropriate terms and conditions.

Employees

As of March 1, 2007, we had total employees of 551, all of whom were full time employees. Approximately 483 of the total employees are located at the facility in Nampa, Idaho and the remainder are located in small, regional or home offices throughout the US along with one employee located in Taiwan. From time to time, we utilize temporary workers in our manufacturing and other operations in order to have flexibility to meet seasonal or other fluctuations in demand. These temporary workers are provided by and employed by third party companies.

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

Facilities

We currently lease approximately 340,700 square feet of office and manufacturing space at 906 E. Karcher Road, Nampa, Idaho, under a lease that expires May 31, 2008. Our corporate headquarters are located at the Nampa facility. We lease approximately 4,712 square feet of office space in Waukesha, Wisconsin under a lease that expires Nov 30, 2008. We also lease a regional sales office located in Oakbrook, Illinois, which is 1579 square feet and expires January 31, 2008.

Additionally, we have an office located at 8400 East Crescent Pkwy., Greenwood Village, CO under an agreement ending July 31, 2007, with a six month option beyond that date. Prior to relocating to Nampa, ID, our corporate headquarters was located in Englewood, Colorado and that space is subleased to a third party through the end of the term of the lease, which is July 31, 2010.

Page- 7 -

Competition

Competition in the PC industry is highly intense. In 2006, we experienced continued downward pressure on prices, especially for our desktop and notebook PCs. With many vendors offering highly similar, standards-based products, the market is approaching commodity status, particularly for desktop and notebook PCs. The industry today is characterized by aggressive pricing by large, well-branded competitors. The level of price aggressiveness is intensifying, particularly on the low-priced end of the market. Many of our competitors are significantly larger, better funded and benefit from stronger brand equity in our target markets. Our most significant competitors include Dell, Gateway, Hewlett Packard and Lenovo.

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

Risks Relating to Our Company

Our liquidity and working capital constraints have caused us to receive a going concern opinion from our independent auditors, negatively affect our business and results of operation, and could result in bankruptcy.

We face significant constraints with regard to liquidity and working capital that have and will probably continue to negatively impact our business. Due to these liquidity constraints, our external independent auditors issued reports containing a going concern qualification for the years ended December 31, 2005 and 2006 in their audit reports dated March 20, 2006 and March 31, 2007, respectively. We have pursued alternatives to increase our liquidity and ability to fund working capital. In December 2005, and January and February 2006, holders of warrants issued in connection with the acquisition of MPC transferred such warrants to various other individuals and entities who then exercised those warrants and purchased from us an aggregate of 4,193,267 shares of common stock at a price of $3.00 per share, for gross proceeds before expenses and commissions of $12.6 million. In April 2006, we entered into a private securities purchase agreement with investors for the sale of convertible debentures and warrants that resulted in gross proceeds to us before expenses and commissions of $5 million. In September and October 2006, we completed two private placements of convertible debentures and warrants that resulted in gross proceeds to us before expenses and commissions of $9.4 million. The proceeds of the warrant exercise and the convertible debenture offerings were for working capital and other corporate purposes, and have been almost entirely utilized to satisfy outstanding obligations to suppliers and creditors. The proceeds of the warrant exercise and the convertible debenture offerings are not sufficient to fully address our liquidity constraints, and we are continuing to pursue additional financing sources. We cannot assure you that additional financing will be available on terms acceptable to us, or at all.

Page- 8 -

Our new accounts receivable credit facility with Wells Fargo Business Credit, Inc. (“Wells Fargo”), obtained in November 2006, only provides us with liquidity if Wells Fargo elects, in its sole discretion, to purchase accounts receivable from MPC. Wells Fargo is not obligated to purchase any accounts receivable from MPC under this arrangement. If we are unable to obtain additional liquidity from third party financing sources, it will be difficult for us to reach profitability, execute on our business plan or continue operations without additional concessions from our creditors, which they may not be willing to provide. Our liquidity constraints negatively affect our business and results of operations. In particular, our liquidity constraints have and will continue to negatively impact our ability to obtain components from suppliers, our ability to retain customers and customer contracts, our ability to satisfy obligations and to sell additional product, our ability to retain key employees and our ability to fund capital expenditures or execute our business strategies, and could result in bankruptcy. Any additional secured debt funding may require approval of Wells Fargo and holders of our convertible debentures, and such approval may not be forthcoming.

As of December 31, 2006, we have unrestricted cash of $4.8 million. It is expected that this balance will be significantly reduced in the first quarter of 2007, in part because the first quarter is historically our lowest revenue quarter. Our restricted cash at December 31, 2006, includes $1.5 million held as collateral under our receivables financing facility, and $3.1 million held as collateral for outstanding letters of credit.

We have failed to satisfy an AMEX listing requirement and may be delisted from the AMEX.

On April 14, 2006, we received a notice from the AMEX that we have failed to satisfy a continued listing rule. The notice was based on AMEX’s review of our Form 10-KSB for the fiscal year ended December 31, 2005, which included an audit opinion containing a going-concern qualification. The notice states that we are not in compliance with the AMEX Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether we will be able to continue operations and/or meet our obligations as they mature. As required by the AMEX notice, we submitted a plan advising of the action we have taken, or will take that will bring us into compliance with the listing standards.

On June 15, 2006, we announced that the AMEX accepted our plan for regaining compliance with the continued listing standards and granted us an extension to June 30, 2006, to regain compliance with continued listing standards. We did not meet all of the continued listing standards by the target date of June 30, 2006, and requested a further extension. We met with the AMEX on December 12, 2006, and discussed our financial projections and progress on the plan we submitted to the AMEX in April 2006. We again requested an extension to regain compliance. On January 26, 2007, the Amex notified us that, although we remain out of compliance with certain of Amex’s continued listing standards, we have demonstrated an ability to regain compliance with the continued listing standards. Accordingly, the Amex agreed to grant us an extension to May 31, 2007 (“Revised Plan Period”) to become compliant with Amex’s continued listing standards.

During the Revised Plan Period, we must provide monthly updates to the Amex. These updates must include any significant corporate developments completed by us, as well as an assessment regarding our status as it relates to a potential bankruptcy filing. In addition, we must provide information concerning current cash balances, profit/loss statements and accounts payable updates, which include a list and aging of all outstanding payables, as well as whether any venders have suspended services due to lack of payment or other reason. Amex will review us periodically to assess our progress. If we do not show progress consistent with the plan to regain compliance with continued listing standards, Amex will review the circumstances and may immediately commence delisting proceedings. Additionally, Amex is authorized to initiate immediate delisting proceedings as appropriate in the public interest, notwithstanding the grant of the extension through the Revised Plan Period.

Our ability to regain compliance with the continued listing standards will be substantially dependent on our ability to complete additional financing and/or operating initiatives, of which there is no assurance. There can be no assurance that we will be able to continue our listing on the AMEX. If we are unable to continue our listing on the AMEX, the value of your investment could be substantially reduced.

Page- 9 -

Under our accounts receivable credit facility, Wells Fargo is not obligated to purchase from us any accounts that it deems unacceptable in its sole discretion, and Wells Fargo is not required to purchase any minimum amount of accounts. If we default in our obligations under the facility, Wells Fargo could exercise several remedies and our assets will be subject to foreclosure, and we maybe forced to declare bankruptcy.

On November 16, 2006, we entered into an agreement with Wells Fargo for a Receivables Advance Facility that replaced our existing line of credit with Wachovia Capital Finance Corporation (Western) (“Wachovia”). We have unconditionally agreed to guarantee any and all payment obligations of MPC incurred under the facility.

Under the Receivables Advance Facility, MPC may assign to Wells Fargo, and Wells Fargo may purchase from MPC, certain accounts receivable. Wells Fargo will advance to MPC a percentage of the value of the purchased accounts. The Receivables Advance Facility provides MPC with liquidity only to the extent that MPC is able to generate accounts receivable from its operations, and do not provide for borrowing by MPC against the value of its other assets. Additionally, Wells Fargo has the right to require that MPC repurchase the purchased accounts in the event MPC’s customer does not pay the accounts within specified timeframes, if a material customer dispute arises, or in the event of a default under the Receivables Advance Facility. Wells Fargo has discretion as to the percentage advanced to MPC against any accounts. Wells Fargo is not obligated to purchase any accounts from MPC that Wells Fargo deems unacceptable in its sole discretion, and it is not required to purchase any minimum amount of accounts receivable from MPC. Because of Wells Fargo’s discretion pursuant to the terms of the Receivables Advance Facility and because borrowing is available only against accounts receivable generated from MPC’s operations, we cannot assure you of the amount of liquidity, if any, that will be available to us from Wells Fargo.

The Receivables Advance Facility with Wells Fargo is secured by substantially all of MPC’s assets. In the event MPC defaults, our assets will be subject to foreclosure. Additionally, Wells Fargo has several additional remedies for default, including acceleration of MPC’s payment obligations and discontinuation of the purchase of accounts receivable. If, in the event of a default by MPC, Wells Fargo forecloses under the Receivables Advance Facility, we may be forced to declare bankruptcy and you will likely lose the entire value of your investment.

We have incurred substantial losses in the past and may incur losses in the future if we do not achieve revenue growth, gross margin improvement or a reduction of operating expenses as a percentage of revenues or a combination of the foregoing. Any future losses could decrease our ability to effectively operate the business, obtain additional liquidity and cause our stock price to decrease significantly, and could result in bankruptcy.

In 2004 and 2005, as stand-alone entities, we (under the name HyperSpace Communications) incurred net losses of $3.2 million and $7.5 million respectively, and MPC incurred net losses of $6.2 million and $21.0 million. In 2006, the combined company incurred a net loss of $58.7 million. Our loss during 2006 was partially the result of an approximately 22% decline in net sales compared to 2005 on a proforma basis, in part attributable to our liquidity constraints, competition, and decreased sales to several large federal agencies, along with a net increase in other income and expense of approximately $7 million, compared to 2005. Our gross margin in 2006 has also declined compared to comparable periods in 2005. Our HyperSpace software product line has declined significantly in sales, and we do not expect material sales of these products in the future. Net sales and gross margin may continue to decline. While we have reduced certain operating expenses, the reductions may not be sufficient to reach profitability. We will incur losses in the future if we do not achieve revenue growth, gross margin improvement or a reduction of operating expenses or a combination of the foregoing. Future losses raise doubts about our ability to achieve profitability, which could decrease our ability to effectively operate the business, obtain additional liquidity and result in a significant decrease in the price of our securities, and could result in bankruptcy.

If net sales continue to decline and we are unable to further reduce expenses, we will not have sufficient cash flow and, under those circumstances, we will need additional capital to continue operations and to execute on our business plan. Such additional capital may not be available and you could lose the entire value of your investment.

Page- 10 -

On a proforma basis, sales declined significantly in 2005 compared to 2004, and in 2006 compared to 2005. If net sales continue to decline and we are unable to make further reductions in expenses, we will not be able to fund our operations from cash generated by our business. Because of competitive pressures, the impacts of our liquidity constraints, generally declining average sales prices on many of our products, and other factors, it is probable that our revenues will continue to decline. We have principally financed our operations through the private placement of shares of common and preferred stock, debt and an IPO and MPC has financed its operations through internally-generated cash through credit facilities, with limited additional borrowing availability. If we fail to generate sufficient net sales and cash flow to fund operations, our ability to increase sales will be severely limited and we will not be able to operate effectively unless we are able to obtain additional capital through equity or debt financings. Such additional capital may not be available and you could lose the entire value of your investment.

We have had limited success in raising capital to address our liquidity needs in the past and may not be able to successfully raise capital in the future. If we are unable to raise additional funding, we will not be able to effectively operate the business, and you could lose the entire value of your investment.

Historically, we have financed our operations through private placements of equity securities, convertible debt, loans from our founder and other Board members, short-term loans, a line of credit and $7.1 million in net proceeds from our IPO. Under its prior ownership before the merger, MPC made several unsuccessful attempts to raise additional capital to address its liquidity needs. Subsequent to the merger, we have made several attempts to raise additional capital. Except for funds raised though the exercise of warrants in late 2005 and early 2006 and the private placement of convertible debentures in April, September and October 2006, these attempts have also been unsuccessful. We may not be successful in future attempts to raise additional capital. If we are not able to raise additional capital to address our liquidity needs, we will not be able to effectively operate the business and you could lose the entire value of your investment.

Raising additional capital may substantially dilute existing shareholders.

If we are able to raise additional funds through the sale of equity or convertible securities, the financing likely will cause a significant dilution of the ownership percentage of existing shareholders.

We are required to account for certain of our convertible debentures as derivative financial instruments, which could have a significant positive or negative impact on our future earnings.

We issued convertible debentures during 2006 that require accounting for certain elements of such debentures as derivative financial instruments. In accordance with accounting principles generally accepted in the United States, we must re-measure these financial instruments at each reporting period. Changes in the fair market value of these financial instruments are required to be recognized in earnings. The calculation of the fair market value of these financial instruments contains significant management estimates, and as a result a positive or negative impact on our future earnings could be significant.

We face intense competition from the leading PC manufacturing companies in the world as well as from other hardware and information technology service companies. If we are unable to compete effectively, we may not be able to achieve sufficient market penetration to achieve and sustain profitability.

Page- 11 -

The PC industry is highly competitive and is characterized by aggressive pricing by several large branded and numerous generic competitors, short product life cycles, declining year-on-year average sale prices for personal computers and price sensitivity by customers. Our most significant PC hardware competitors, Dell, Gateway, Hewlett-Packard, and Lenovo, have substantially greater market presence and greater financial, technical, sales and marketing, manufacturing, distribution and other resources, longer operating histories, greater name recognition and a broader offering of products and services. Competitors for server and storage products include Rackable Systems, EMC and NetApp, which have greater market presence, technical resources and a broader offering of servers and storage products than we do. Many of our competitors also have greater resources to acquire and launch new products and technologies. Many of our competitors who are internationally based or manufacture offshore enjoy lower labor costs. Many of our competitors have greater resources to devote to the development, promotion and sale of products than we do and, as a result, are able to offer products and services that provide significant price or other advantages over those offered by us.

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

Our realized profit margins vary among our products and services offered and in 2005, and in 2006, our gross margin earned was insufficient to cover all of our operating expenses. We intend to attempt to reduce our historical dependence on desktops and laptops and shift our development and sales efforts toward higher margin server and storage products. We have not yet fully implemented this strategy and we cannot assure you that we will be successful in making the shift or that any such shift will result in higher margins or profitability. If our mix of products and services is substantially different from what we anticipate in any particular period, our earnings could be less than expected. If we are unable to increase sales of higher margin products, including storage and servers, or if margins continue to decline in the current products we offer, our results of operations and financial condition will be adversely affected.

Page- 12 -

We have several large customers who represent a significant portion of our net sales. If we were to lose or experience a substantial decline in sales to one or more of these customers, our net sales may decline substantially.

Historically, MPC has derived a substantial portion of its net sales from various agencies within the US federal government, including agencies within the Department of Defense and civilian departments, as well as state and local government and educational customers. For the fiscal year ended December 31, 2006, MPC derived 39% of its net sales from agencies of the federal government. We expect to continue to derive a substantial portion of our net sales from these markets for the foreseeable future. Our sales to these customers may not continue in future periods. In 2006, we experienced declines in sales to most agencies within the US Federal Government compared to 2005, due in part to our ongoing liquidity constraints.

We are currently working to diversify our customer base by marketing our products to other agencies within the federal government and other customers within the state and local government and educational and mid-market enterprise markets. We may not be able to achieve a sufficient level of customer diversification to mitigate the risks associated with high customer concentration in the federal government market.

Our sales to federal government customers may continue to decline.

Historically, our sales to federal government customers have constituted a substantial portion of our revenue. Our net sales to federal government customers were $111 million and $159 million in 2006 and 2005, respectively. Federal sales may continue to decline because of a number of factors, including an increasing reliance by the federal government on “bulk buys”, where initial purchase price constitutes a primary factor in the purchase decision.

Our business plans are substantially dependent on our ability to improve gross margin, and there can be no assurance that we will be able to achieve this objective.

Success in our restructuring plans is substantially dependent on our ability to improve gross margin. We have several initiatives to improve gross margin, but there can be no assurance that these initiatives will be successful. Our plans are dependant upon our ability to get such customers to purchase higher margin products, such as servers and storage, which historically have constituted a relatively small portion of our business. There is no assurance we will be successful with the initiatives

We rely on third party suppliers to provide critical components of our products, some of which are available from only one source. If our suppliers were unable to meet our demands or fail to deliver supplies because of our inability to meet payment terms, and alternative sources were not available, we could experience manufacturing interruptions, delays or inefficiencies.

We require a high volume of quality products and components for our product offerings, substantially all of which we obtain from outside suppliers. For example, we rely on Intel for its processors and motherboards and Microsoft for our operating systems and other software on our computer systems. We also procure a number of components from international suppliers, particularly from Asia. This carries potential political and foreign currency risk. We maintain several single-source supplier relationships primarily to increase our purchasing power with these suppliers. A few suppliers have sued us in attempts to collect past due amounts. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results. We currently do not have long-term supply contracts with any of our suppliers that would require them to supply products to us for any specific period or in any specific quantities, which could result in shortages or delays.

Page- 13 -

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

Due to our limited liquidity, we have extended payment to many of our suppliers significantly beyond normal payment terms. We work diligently with suppliers to address concerns regarding late payments, and generally work to maintain good working relationships with key suppliers. In some instances, suppliers have placed us on credit hold, which has delayed delivery of components to our manufacturing facility while the issues are resolved. We have received notices of default from suppliers including Microsoft, but are attempting to manage the supplier relationships to the extent possible within the limits of our liquidity constraints. We may not be able to continue to do so. If we cannot obtain additional sources of liquidity, late payments to suppliers will recur, jeopardizing relationships and causing suppliers to stop working with us or to sell their products to our customers by other channels. Further, recurring late payments will result in additional credit holds, refusal to deliver components or termination of supply arrangements, any of which will have a material adverse effect on our financial condition or results of operations.

We are substantially dependent on the willingness of our suppliers to continue to provide credit terms. A decision by suppliers to reduce or terminate credit lines would have a material negative impact on our business, or could result in bankruptcy.

Because of our liquidity constraints, we have been significantly late in paying many of our suppliers. We endeavor to maintain strong relationships with the suppliers, but some suppliers have elected to reduce or eliminate credit terms. If suppliers continue to reduce or eliminate credit terms, we may be unable to continue to obtain necessary components and services in a timely fashion, or at all, which would have a material adverse affect on our business and our ability to continue operations, and could result in our bankruptcy

Our liquidity constraints have resulted in a delay in delivery of components to our factory and delivery products to our customers. Delayed orders could negatively impact our relations with our customers and could result in cancellation of orders.

Because of our liquidity constraints, some of our suppliers have delayed delivery of components to our facility pending resolution of payment issues. As a result, some of our deliveries to customers have been delayed. Continued delay in delivery of products could negatively impact our customer relationships and result in decreased sales. Additionally, customers may elect to cancel late orders.

Page- 14 -

If governmental agencies consolidate their purchasing, we may not be able to sell products to our customers at historic levels, which could have an adverse impact on our financial condition.

While federal agencies have tended to purchase on a decentralized basis, several government customers such as the Air Force and the IRS have begun to centralize their purchasing power and aggregate agency-wide PC requirements to award to a single vendor. It is not clear whether this trend will expand to other agencies. Because of the highly competitive nature of large order opportunities, we are often unable to successfully compete for these opportunities while maintaining sufficient gross margins. If consolidation of purchasing by our governmental customers at the agency level continues, it will likely result in lost sales or sales that would not meet our margin expectations

Our contracts with governmental agencies make it difficult to accurately predict our future net sales and government customers may elect not to continue or extend contracts with us. Additionally, some of our historic subcontractors could elect to sell their products directly to the government or utilize other partners.

Our contracts with the federal, state and local governments do not guarantee any level of sales. These contracts merely authorize the sale of our products to various agencies within the government and are characterized as indefinite delivery/indefinite quantity contracts. Accordingly, our customers within the public sector may choose not to continue purchasing our products. The uncertainties related to seasonality of government purchases based on budgetary cycles, future contract performance costs, product life cycles, quantities to be shipped and delivery dates, among other factors, make it difficult to predict the future sales and profits, if any, which may result from such contracts. Our government customers may elect not to continue or extend their contracts with us. Our previous contract with our largest customer, the Department of Veterans Affairs, which accounted for approximately 12.6% of MPC’s net sales in fiscal 2006, terminated and we are now forced to seek sales to the Department of Veterans Affairs under other contracts that are less advantageous. As a result of the termination of this contract, sales to the Department of Veterans Affairs may reduce significantly. Changes in budgetary priorities, modifications, curtailments or terminations, or the failure to renew other government contracts, may have a material adverse effect on our financial condition or results of operations in the future. The seasonality and the unpredictability of our public sector customers make our quarterly and yearly financial results difficult to predict and subjects them to significant fluctuation. Furthermore, because we are a prime contractor with the US Government, certain other suppliers act as subcontractors and partner with us to sell their products to the customers. We have been slow in paying subcontractors in connection with our sales of their products. As a result, these subcontractors could seek to sell directly to such agencies or utilize other partners. Additionally, some agencies are utilizing Dunn & Bradstreet or similar credit reports in evaluating proposals to obtain or renew contracts, and these reports on us are negatively impacted by our liquidity constraints.

Compliance with government contract provisions is subject to periodic audit, and noncompliance with contract terms could result in contract termination, substantial monetary fines and damages, suspension or debarment from doing business with the government and other civil or criminal liability. Additionally, government contracts are terminable at the government’s convenience or upon default.

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

Page- 15 -

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

You cannot rely on past operating results and our future operating results will likely fluctuate.

Our past results prior to July 2005 do not include the results of MPC Computers, LLC. Our past results should not be relied upon as an indicator of our future performance. MPC’s operating results have varied greatly in the past and likely will vary in the future depending upon a number of factors including the successful execution of our new business strategies. This initiative entails entering new markets, developing new product and service offerings and pursuing new customers many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly due to, among other things:

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

We attempted to expand our operations by launching our new DCM division in an effort to grow our business, but this initiative was not been successful.

We launched a direct contract manufacturing and distribution division referred to as DCM, where we intended to provide onshore manufacturing and distribution of computer products for OEMs, system integrators and VARs. This initiative was not successful. This new division has generated virtually no income since we announced its creation in February 2006, and we do not expect that DCM will be a primary focus of the business in the future.

Page- 16 -

Claims that we are infringing upon intellectual property rights of third parties could subject us to significant litigation and licensing expenses, or prevent us from selling ours products. Because of our liquidity constraints, a significant intellectual property claim or litigation could have a material negative impact our business and ability to continue operations or result in bankruptcy.

From time to time, other companies and individuals assert patent, copyright, trademark or intellectual property rights to technologies or marks that are important to the technology industry in general or to our business in particular. Any litigation or other dispute resolution regarding patents or other intellectual property could be time-consuming and expensive, and divert our management and other key personnel from business operations. In some cases, we may be able to seek indemnification from suppliers of allegedly infringing components, but we cannot assure you that suppliers would agree to provide indemnification or be financially capable of covering potential damages or expenses. The complexity of technology and the uncertainty of intellectual property litigation increase the risks and potential costs associated with intellectual property infringement claims. Additionally, many of our competitors have significantly larger patent portfolios, which may increase the probability that claims will be asserted against us and decrease our ability to defend such claims. Claims of intellectual property infringement might also require us to enter into license agreements with costly royalty obligations, payments for past infringement or other unfavorable terms. If we are unable to obtain royalty or license agreements on terms acceptable to us then we may be subject to significant damages or injunctions against the development and sale of certain products. Because of our liquidity constraints, a significant intellectual property claim or litigation, including a claim or litigation with Adams, (See Item 3 – “Legal Proceedings”), could have a material impact on our ability to maintain the operations of the business or could result in bankruptcy.

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

Page- 17 -

Our inability to properly anticipate customer demand or effectively manage our supply chain could result in higher or lower inventory levels that could adversely affect our operating results and our balance sheet.

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

Our future success depends in large part upon the continued service of our executive management team and other key employees. The loss of services of any one or more members of our executive management team or other key employees could seriously harm our business. In recent months we have experienced greater turnover in personnel than we have historically experienced and several of our executive officers have terminated their employment with us or resigned. The inability to quickly replace necessary personnel with qualified employees could harm our business. It is possible that our liquidity constraints, or continued declines in sales, may cause our management and employees to pursue other opportunities and we may not be able to replace them with qualified employees.

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

On July 5, 2006, we announced a restructuring program that included a reduction in employee headcount. The reduction in employees has placed additional workload and responsibility on continuing employees, and it is possible that some employees will elect to pursue other employment opportunities. The loss of key employees could have a material negative impact on our business. The reductions included some sales management and personnel, and it is possible that such reductions could negatively impact our sales.

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

Page- 19 -

Furthermore, we may incur indebtedness or issue equity securities to pay for future acquisitions. The issuance of equity or convertible debt securities would be dilutive to our then existing shareholders. We would need approval from Wells Fargo under our credit facility in order to issue additional debt. We are also prohibited from incurring additional debt in certain circumstances under our September 2006 Convertible Debentures. There can be no assurance we would obtain such approvals.

Risks Relating To Our Securities

We may incur significant liquidated damages and could default on our convertible debentures if we do not register shares of common stock held by certain of our security holders.

We are obligated to register shares of common stock underlying the convertible debentures and warrants that we sold in September and October 2006 private placements.  We have filed a registration statement with the SEC, but due to the large number of shares of common stock being registered relative to the number of shares of our common stock currently outstanding, and the large number of shares of common stock that underlie convertible debentures, we have encountered significant difficulties in having the registration statement declared effective.  As a result, we are currently accruing significant liquidated damages.  These liquidated damages will continue to accrue until an effective registration statement is in place.  Additionally, an event of default may occur under the convertible debentures if the registration statement is not effective within 180 days after closing.  Investors who purchased the convertible debentures in September 2006 have agreed to waive the event of default relating to their convertible debentures, but we cannot assure you that they will continue to waive the event of default or that investors who purchased the convertible debentures in October 2006 will waive an event of default relating to their convertible debentures.  We anticipate responding to the SEC’s comments and filing an amendment to the registration statement in early April 2007. However we do not know when, or if, the SEC will declare the registration statement effective and continued accrual and subsequent payment of liquidated damages, and/or an event of default under the convertible debentures, could have a material adverse effect on our business and results of operations.

An active trading market for our securities has not developed and the prices of our securities may be volatile.

An active sustained trading market for our securities has not yet developed. We do not have any analyst coverage of our securities or any commitments to provide research coverage. Our stock price has been volatile since our IPO and the acquisition of MPC in July 2005 that was privately held. The price at which our securities trade is likely to be highly volatile and may fluctuate substantially due to a number of factors including, but not limited to, those discussed in the other risk factors described above and the following:

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

Page- 20 -

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

We have never declared or paid, nor do we intend in the foreseeable future to declare or pay, any cash dividends on our common stock. Since we intend to retain all future earnings to finance the operation and growth of our business, you will likely need to sell your securities in order to realize a return of or on your investment, if any.

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

We currently lease approximately 340,700 square feet of office and manufacturing space at 906 E. Karcher Road, Nampa, Idaho, under a lease that expires May 31, 2008. Our corporate headquarters are located at the Nampa facility. We lease approximately 4,712 square feet of office space in Waukesha, Wisconsin under a lease that expires Nov 30, 2008. We also lease a regional sales office located in Oakbrook, Illinois, which is 1579 square feet and expires January 31, 2008. We believe all of our properties are in good condition.

Additionally, we have an office located at 8400 East Crescent Pkwy., Greenwood Village, CO under an agreement ending July 31, 2007, with a six month option beyond that date. Prior to relocating to Nampa, ID, our corporate headquarters was located in Englewood, Colorado and that space is subleased to a third party through the end of the term of the lease, which is July 31, 2010.

Page- 21 -

ITEM 3.	LEGAL PROCEEDINGS

Phillip Adams & Associates, LLC

We are a defendant in a lawsuit, alleging infringement of certain patents, relating to floppy disk controllers, owned by Phillip Adams & Associates, LLC. We were added to this suit by an amended complaint filed on May 31, 2005 in the U.S. District Court, District of Utah. We have tendered indemnification demands to certain of our component suppliers. Because the case is still in the discovery phase, we are not able to determine the financial impact, if any, arising from an adverse result in the matter.

Bingham McCutchen, LLP

We are a defendant in a lawsuit filed by a law firm seeking damages for unpaid legal services Bingham McCutchen alleges that approximately $530,000 is owed for services rendered. This suit was filed on or about December 20, 2006 in the District Court of the 3rd Judicial Court of the State of Idaho, Canyon County. Bingham McCutchen filed, but has not served, the complaint. We are currently engaged in settlement negotiations.

TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd.

We are a defendant in a lawsuit filed by TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd. This suit was filed on February 16, 2007 in the 98th Judicial Court of Travis County, Texas alleging that we failed to pay invoices for computer equipment in the amount of approximately $2.2 million. We dispute the amount owed and are currently investigating claims we have against the plaintiffs.

Wacom Technology Corporation

We are a defendant in a lawsuit filed by Wacom Technology Corporation. This suit was filed on March 6, 2007 in the U.S. District Court, District of Idaho alleging that we have failed to pay invoices for computer equipment in the amount of approximately $1.2 million. We are currently investigating this dispute.

Other Matters

We are involved in various other legal proceedings from time to time in the ordinary course of our business. We are not currently subject to any other legal proceedings that we believe will have a material impact on our business. However, due to the inherent uncertainties of the judicial process, we are unable to predict the ultimate outcome or financial exposure, if any, with respect to these matters.

Page- 22 -

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 22, 2006, we held our Annual Meeting of Shareholders to consider and vote on the following proposals, including the number of votes cast for, against, withheld or abstained, with respect to each proposal:

Proposal	Voting

• Proposal One: A proposal to ratify and approve the issuance of up to $20 million of convertible debentures and warrants	For: 8,387,487 Against: 18,600 Abstain 0 Broker Non-Votes: 1,381,835

• Proposal Two: A proposal to amend our Amended and Restated Articles of Incorporation to increase the number of shares of common stock we can issue from 50,000,000 shares to 100,000,000	For: 8,387,187 Against: 18,600 Abstain: 300 Broker Non-Votes: 1,381,835

• Proposal Three: A proposal to amend our Articles of Incorporation to change the name of the Company to MPC Corporation	For: 9,782,607 Against: 2,872 Abstain: 2,300 Broker Non-Votes: 143

• Proposal Four: A proposal for the reclassification of one member of our Board of Directors, John Yeros, to serve a three-year term expiring in 2009.	For: 9,712,335 Withheld: 22,669 Abstain: 52,775 Broker Non-Votes: 143

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock and warrants to purchase common stock are listed on the AMEX under the symbol MPZ and MPZ.WS, respectively. The approximate number of holders of record of our common stock on February 28, 2007 was 142.

The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported by AMEX.

	2006		2005
	High	Low	High	Low

First Quarter	$ 6.05	$ 3.25	$ 4.50	$ 1.21
Second Quarter	$ 4.29	$ 0.87	$ 5.25	$ 2.20
Third Quarter	$ 2.90	$ 0.91	$ 8.49	$ 4.70
Fourth Quarter	$ 2.30	$ 0.91	$ 6.55	$ 5.20

Page- 23 -

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 2001 Equity Incentive Plan and the .2004 Equity Incentive Plan, each of which have been approved by our shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2006:

Equity Compensation Plan Information
December 31, 2006

	(a)	(b)	(c)
		Weighted-	Number of securities
	Number of	average	remaining available for
	securities to be issued	exercise price of	future issuance under
	upon exercise of	outstanding	equity compensation
	outstanding options,	options,	plans (excluding
	warrants,	warrants,	securities reflected in
Plan Category	and rights	and rights	column) (a)

Equity compensation plans approved by shareholders:

2001 Equity Incentive Plan	443,417	$3.45	173,475
2004 Equity Incentive Plan	1,711,920	$5.03	3,177,145

Equity compensation plans not approved by shareholders	-	-	-

Total	2,155,337	$4.70	3,350,620

Sale of Unregistered Securities

Sale of unregistered securities during the year ended December 31, 2006 include:

• 1,034,410 shares of common stock issued with respect to the exercise of warrants
• 40,064 shares of common stock issued as payment for bridge loan interest
• 64,103 shares of common stock issued as payment for bridge loan origination fees
• 19,582 shares of common stock issued with respect to the conversion of notes payable and interest
• 25,000 shares of common stock issued as payment for legal settlement

Page- 24 -

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY

We were formed in 2001 as a Colorado-based software company and completed an IPO. In July 2005, we acquired MPC, which is now our wholly owned subsidiary. Because of the MPC acquisition, the size and nature of our business and sales and marketing strategy has changed significantly from the time of the IPO. All discussion in this section will cover our ownership of MPC as our only current business.

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

We focus primarily on three markets: federal government, SLE, and mid-size enterprise commercial. This focus enables us to tailor our operating model to better support the needs of these customers for customized products, services and programs. We sell directly to customers in each of our markets.

We use a build-to-order manufacturing process that we believe is an efficient means to provide customized computing solutions.

Strategic Plans

Following the MPC acquisition, we completed a strategic planning process in which we identified a new direction for the company. The desktop and notebook market is intensely competitive and those products are increasingly seen as commodities by customers. Our vision is to become an enterprise IT hardware business providing products and services to customers in mid-sized businesses, government agencies and education. This strategy seeks to capitalize on the growth in our server and storage business, and moves us away from our traditional reliance on desktop and notebook PCs, which our customers increasingly view as commodities. During 2005, we achieved a growth rate of approximately 40% in server and storage products compared to 2004. During 2006, our growth rate in the server and storage products was approximately 4% compared to 2005. Server and storage products presently constitute a small portion of our revenue.

Page- 25 -

Restructuring Actions

We face significant constraints with regard to liquidity and working capital.

In July 2006, we announced a broad restructuring program designed to achieve several strategic objectives:

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

Subsequent to that announcement, we have continued to downsize the organization to adapt to declining revenues. We have continued to trim the executive ranks accordingly, and during the third quarter announced the additional eliminations of the following positions (without backfill): two senior vice-presidents, two vice-presidents, one area vice-president and two directors. Our current headcount is approximately 551.

The restructuring plan is expected to reduce annual expenses by approximately $7 million in 2007. These cost reductions did not have a material impact in 2006 because of severance costs and the timing impact of some of the actions.

The following initiatives are also part of the restructuring plan:

• Realigning the MPC manufacturing process to a linear output model that emphasizes predictable staffing instead of maximum daily capacity;
• Focusing R&D activity on high-value products such as servers and storage and reducing R&D expenses on commodity products such as desktops and notebooks; and
• Reducing overhead spending in areas such as marketing, IT and human resources.

Although these restructuring actions will reduce our expense base, we cannot assure that we will be profitable going forward. In addition, the restructuring program presents, among others, the following risks:

• The departure of key personnel could have a negative impact on our operations;
• The transition to a linear manufacturing model will limit our daily output capacity and may therefore result in lower revenues; and
• The reduced R&D spending on desktops and notebooks may impact our ability to remain competitive with these products.

In January 2006, we launched initiatives to improve our gross margin. We have focused on sales returns, freight costs, manufacturing productivity and customer giveaways as areas of opportunity to improve our gross margins. Our efforts to improve gross margin was impacted by lower sales and a lower utilization rate of our facility to cover fixed costs. Gross margin percentage for 2006 was 11%, which was essentially flat from gross margin in 2005.

Page- 26 -

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

While maintaining our market position in desktops and notebooks, our vision is to become an enterprise IT hardware business providing products and services to customers primarily in the mid-sized enterprise market. This strategy seeks to capitalize on the growth in our server and storage business, and moves us away from our traditional reliance on desktop and notebook PCs, which our customers increasingly view as commodities. During 2005, we achieved a growth rate of approximately 40% in server and storage products compared to 2004. However, server and storage products presently constitute a small portion of our revenue, and the rate of growth to date in 2006 has declined compared to 2005. During 2006, our growth rate for server and storage products was approximately 4% compared to 2005.

In addition to our increased focus on the server and storage markets, our intent is also to increase our focus and investment in the mid-sized enterprise market which historically is less seasonal in nature and carries higher margins than sales to the government and education markets. There is no assurance that we will be able to maintain our market position in desktops and notebooks, continue our growth in our server and storage business, or increase our revenues in the mid-sized enterprise market.

Gross Margin Initiatives

We launched initiatives to improve gross margin beginning in January 2006. We are focusing on returns, freight costs, manufacturing productivity and customer evaluation units as areas of opportunity to improve our gross margins. Our 2006 results were impacted by a liquidity issues during the third and fourth quarters that slowed our ability to perform on our contracts. We continue to be active in cost management and constantly seek ways to run our business more cost effectively. Gross margin percentage for 2006 was essentially flat compared to 2005. There can be no assurance that improvements can be achieved.

Private Placements, and Additional Vendor Credit

On April 24, 2006, we successfully raised $5 million in a private placement funding through the sale of convertible debentures. During September and October of 2006, we successfully raised $9.5 million in private placement funding, with one offering of $4.55 million on September 6, 2006, followed by another offering of $4.94 million on September 29, 2006. In conjunction with the September 6, 2006 transaction, we rolled the $5 million from the April 24, 2006 transaction. These offerings were in the form of convertible debentures. The debentures will become convertible into shares of common stock at the price of $0.75 per share. The proceeds of these transactions were used for general corporate purposes including the payment of certain past due amounts owed to vendors. Furthermore, we are working with our vendors to negotiate further secured credit extensions.

Page- 27 -

Furthermore, we expect to focus on:

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

RESULTS OF OPERATIONS

We use EBITDA as a financial measure of operating performance. EBITDA represents net income (loss) before net interest expense, income tax expense, depreciation and amortization. We believe EBITDA is an important supplemental measure of financial performance of our operating performance because it eliminates items that have less bearing on our operating performance and so highlight trends in our core business that may not otherwise be apparent when relying solely on generally accepted accounting principles (“GAAP”) financial measures. We also believe that investors and other interested parties including the AMEX may use EBITDA as a tool to evaluate our operating results.

EBITDA is not a presentation made in accordance with GAAP. To the extent the EBITDA measure is deficient, we compensate for its deficiencies by using the statement of operations GAAP measure. When evaluating our results, you should not consider EBITDA in isolation of, or as a substitute for, measures of our financial performance as determined in accordance with GAAP, such as net income (loss). EBITDA has material limitations as a performance measure because it excludes items that are necessary elements of our costs and operations. Because other companies may calculate EBITDA differently than we do, EBITDA may not be comparable to similarly titled measures reported by other companies.

Page- 28 -

RESULTS OF OPERATIONS	December 31,
(In millions)	Year Ended
		Proforma
	2006	2005 (1)	% Change

Revenue	$ 285.0	$ 366.6	-22%

Cost of revenue	254.4	324.9	-22%

Gross margin	30.6	41.7	-27%
Gross margin %	11%	11%

Operating expenses
Research and development expense	3.4	5.0	-32%
Selling, general and administrative	40.3	49.3	-18%
Depreciation and amortization	6.4	4.1	56%
Impairment of acquired intangibles	19.5	-
Total operating expenses	69.6	58.4	19%
Operating expenses as a % of revenue	24%	16%

Operating loss	(39.0)	(16.7)	134%
Operating Loss as a % of Revenue	-14%	-5%

Other (Income) expense
Interest expense, net	5.3	6.4
Gain on vendor settlements	(2.2)	-
Change in estimated fair value of derivative
financial instruments	4.3	-
Loss on debt extinguishment	10.5	-
Merger related stock compensation expense	1.2	5.5

Total other (income)/expense	19.1	11.9

Net loss before cumulative effect of a change in accounting principle	(58.1)	(28.6)

Cumulative effect of a change in accounting principle	0.6	-

Net loss	$ (58.7)	$ (28.6)

EBITDA	$ (47.0)	$ (18.1)

Reconciliation of net loss to EBITDA:

Net loss	$ (58.7)	$ (28.6)
Interest expense, net	5.3	6.4
Depreciation and amortization	6.4	4.1

EBITDA	$ (47.0)	$ (18.1)

(1) The table above shows our results of operations for the fiscal year ended December 31, 2005 on a pro-forma basis assuming the merger with MPC occurred on January 1, 2005. We believe that this results in a more meaningful comparison of results between the years.

Page- 29 -

Fiscal 2006 compared to fiscal 2005:

Revenues

Revenues for the year ended December 31, 2006 was approximately $285 million, a decrease of 22% compared to 2005. The decline in revenue was due in part to our inability to ship many of the orders in backlog at various times during the year due to liquidity issues, and also due to decreased sales as a result of competition. In addition, sales decreased to several large federal agencies, which purchased lower volumes of IT equipment compared to 2005 due to budgetary constraints. Additionally, our contract with the Department of Veterans Affairs terminated, which accounted for approximately 13% of our revenue in 2006. We must now seek sales to the Department of Veterans Affairs under other contracts that are less advantageous. The termination of this contract may significantly reduce sales to the Department of Veterans Affairs in the future. Because of our liquidity constraints, some of our suppliers have from time to time delayed delivery of components to our facility pending resolution of payment issues. Furthermore, the timing of the closing on our Receivables Advance Facility in November 2006 impacted our ability to fully fund our manufacturing in December. As a result, some of our deliveries to customers were delayed at year-end. Our backlog at the end of 2006 was $28.4 million, a $7.4 million increase from our backlog for the same period in 2005. In addition, revenue declined in part because of increased competitive pressures in the federal government and SLE markets. We also chose not to participate in certain business opportunities where the sales prices would have resulted in unacceptable margins.

Our competitors generally have larger operations than we do and, generally have stronger financial positions. We believe these factors result in our competitors being able to procure raw materials at prices lower than us. These factors, along with our low manufacturing facility capacity utilization, results in our competitors having a greater ability to reduce selling prices in highly competitive bidding situations. During 2006 and 2005, we experienced a number of situations where sales opportunities were lost as a result of lower prices offered by our competitors that we were unable to match.

Gross Margin

Our gross margin as a percentage of revenue for the year ended December 31, 2006 remained at 11% as compared to 2005. Our cost cutting initiatives to improve gross margin were offset by lower sales and a lower utilization rate of our fixed labor costs. We also offered discounts to customers or upgrades at a reduced price to retain their business, which impacted our gross margin. We experienced lower gross margins from sales of our desktop and PC notebook products, as more customers view these products as a commodity, with price being the primary purchasing criteria. The lower gross margins from desktop and PC notebook sales were offset in part by increased sales of our higher margin server and storage products. Servers and storage products represent a strategic category for us with historically higher gross margins compared to our other product offerings.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2006 totaled $3.4 million, a 32% reduction from the same period in 2005. As a part of our restructuring actions, we have curtailed our research and development activities on commodity products such as desktops and notebooks while focusing on products such as servers and storage products.

Page- 30 -

Selling, General and Administrative Expenses

For year ended December 31, 2006, SG&A expenses were $40.3 million, a decline of $9.0 million or 18% from the same period in 2005. The decline in SG&A are primarily a result of ongoing cost reduction efforts and reduced commissions due to decreased sales. The restructuring actions announced in July 2006 began to have an effect on SG&A expenses during the fourth quarter of 2006. The restructuring actions resulted in severance expense for the year of approximately $0.7 million. Also included in SG&A for the year were expenses related to an unsuccessful financing and legal and professional fees related to our restructuring together totaling $0.8 million.

Depreciation and Amortization

For year ended December 31, 2006, depreciation and amortization expense was $6.4 million, a $2.3 million increase from the comparable period in 2005. The increase is principally due to amortization of acquired intangibles from the acquisition of MPC in July 2005.

Impairment of Acquired Intangibles

We have been challenged by difficult market trends such as declining average selling prices and declining margins. We are now focusing on higher margin products and markets, and, as such, updated our financial projections in June 2006. Based on the updated projections, we determined that acquired intangibles relating to customer relationships that arose at the time of the merger with MPC had been impaired primarily due to the future expected declines in revenue to federal government customers and other customers. We recognized a non-cash impairment charge of $19.5 million during the second quarter of 2006. Amortization expense for future years is expected to decline significantly from amortization expense recognized in 2006.

Interest Expense, Net

Interest expense for the year ended December 31, 2006 was $5.3 million, a decrease of $1.1 million or 17% from the same period in 2005, principally from a higher interest rate and larger borrowings on the Wachovia line of credit in 2005. Borrowings available from the Wachovia line of credit were reduced from $60 million to $25 million in March 2006.

Gain on Vendor Settlements

During the year ended December 31, 2006, we entered into settlement agreements with certain vendors whereby we made cash payments at less than the full amounts due to settle the accounts. The gain on vendor settlements totaled $2.2 million for the year 2006. We had no such settlements in 2005.

Change in Estimated Fair Value of Derivative Financial Instruments

On April 24, 2006, we sold convertible debentures (the Bridge Loan) for an aggregate of $5.0 million and issued 1.37 million 5-year warrants to purchase, our common stock for $3.12 per share, and the fair value of our common stock on the date of the close of the transaction. These debentures plus accrued interest thereon were rolled into a new financing (New Convertible Debentures) on September 6, 2006 for which we received $4.55 million. In addition, we issued 4.9 million 5-year warrants to purchase our common stock for $1.10 per share, which was below the market value of our common stock on that date. As a result of anti-dilution provisions, the conversion price of the Bridge Loan warrants was reduced to $1.10. We entered into another financing (September 29, 2006 Financing) in which we sold $4.9 million of convertible debentures and issued 12.5 million 5-year warrants to purchase our common stock for $1.10 per share, which was below the market value of our common stock on that date. Additional warrants were issued in connection with these transactions. See Note 8 – “Derivative Warrant Liabilities and Convertible Debentures” in Notes to Consolidated Financial Statements in Part II, Item 7 of this report for more information regarding these transactions.

Page- 31 -

These convertible debentures and warrants are derivative financial instruments and are carried at fair value as derivative liabilities. During the year ended December 31, 2006, we recognized expense of $4.3 million, related to the initial recognition and subsequent changes in fair value of these derivative financial instruments.

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

Loss on Extinguishment of Debt

During the year ended December 31, 2006, we recognized a loss of $10.5 million related to the extinguishment of the Bridge Loan during the September 6, 2006 financing. The loss was due to the fair value of the consideration received by the investors in exchange for the rollover of the Bridge Loan into the New Convertible Debentures and Warrants. The loss on extinguishment had no effect on our cash flow. We had no such transactions in 2005.

Merger Related Stock Compensation

Merger related stock compensation expense for the year ended December 31, 2006 was $1.2 million, a decline of $4.3 million compared to the same period in 2005. The declines were due to fewer restricted stock units granted in 2006 as compared to 2005. Several of the MPC officers and certain key employees who had received restricted stock units pursuant to the merger with MPC have either previously vested or forfeited their restricted stock units. As of December 31, 2006, all merger related stock compensation has been fully vested. We will therefore not incur future expense related to restricted stock issued pursuant to the merger with MPC.

Cumulative Effect of a Change in Accounting Principle

Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In December 2006, FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2 (“EITF 00-19-2”), Accounting for Registration Payment Arrangements, which changed the way that a contingent obligation under a registration payment arrangement was recorded. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability under the method described in EITF 00-19, the liability is fair valued each reporting period with the changes recorded through earnings in the consolidated statements of operations. Under the new guidance provided in FSP EITF 00-19-2 the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. We adopted FSP EITF 00-19-2 effective October 1, 2006.

Upon adoption of FSP EITF 00-19-2, the outstanding warrant liability balance subject to the provisions of FSP EITF 00-19-2 was $1.3 million. Transition to the provisions of FSP EITF 00-19-2 resulted in a cumulative effect of a change in accounting principle loss of $0.6 million and an adjustment to additional paid in capital of $1.9 million. The measurement of the contingent liability related to registration payment arrangements as of December 31, 2006 was nil under the provisions of FASB 5.

Page- 32 -

Income taxes

We make no provision for income taxes because, since inception, we have not been profitable. We have a net operating loss carry-forward available to offset future federal and state income tax expenses to an amount that approximates our accumulated deficits. Our net operating loss carry-forward will expire in varying amounts from 2021 to 2026. The utilization of the net operating loss carry-forward as an offset to future taxable income is subject to the limitations under US federal income tax laws. One such limitation is imposed where there is a greater than 50% change in ownership of our company.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. It also requires additional financial statement disclosures about uncertain tax positions. FIN 48 is effective January 2007. Because we have not been profitable since our initial public offering and the uncertainty as a going concern, we have not realized any deferred tax assets. We currently are evaluating the impact of FIN 48, but presently do not expect FIN No. 48 to have a material impact on our financial position or results of operations.

Page- 33 -

Recently Adopted Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) 123R Share-Based Payment, a revision to SFAS No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25 and requires the recognition of compensation expense an amount equal to the grant-date fair value of share-based payments granted, such as employee stock options. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans and the accounting for income tax effects of share-based payment transactions. SFAS 123R was effective commencing January 1, 2006. As of December 31, 2005 we had no unvested stock options and do not intend to use stock options as a compensation tool in the future. Effective with the completion of the merger, our Compensation Committee has determined that restricted stock units are the form of stock compensation that it will use for employees. Accordingly, SFAS 123R is unlikely to have any impact on for stock options. We take a charge to statement of operations for the fair value of restricted stock units issued on the dates the awards vest.

In February 2006, the FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. We early adopted the provisions of SFAS 155 with respect to the bridge loan received during the quarter ended June 30, 2006. We applied the provisions of SFAS 155 to convertible debentures and warrants sold in September and October 2006. See Note 7 – Notes Payable and Debt.

Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In December 2006, FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2 (“EITF 00-19-2”), Accounting for Registration Payment Arrangements which changed the way that a contingent obligation under a registration payment arrangement was recorded. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability under method described in EITF 00-19, the liability is fair valued each reporting period with the changes recorded through earnings in the consolidated statements of operations. Under the new guidance provided in FSP EITF 00-19-2 the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2005 and interim periods within those fiscal years. We adopted FSP EITF 00-19-2 effective October 1, 2006.

Upon adoption of FSP EITF 00-19-2, the outstanding warrant liability balance was $1.3 million. Transition to the provisions of FSP EITF 00-19-2 resulted in a cumulative effect of a change in accounting principle loss of $0.6 million and an adjustment to additional paid in capital of $1.9 million. The measurement of the contingent liability related to registration payment arrangements as of December 31, 2006 was nil under the provisions of FASB 5.

Page- 34 -

CRITICAL ACCOUNTING POLICES AND USE OF ESTIMATES

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of GAAP financial statements requires certain estimates, assumptions, and judgments to be made that may affect our consolidated statement of financial position and results of operations. Critical accounting estimates are those that are most important and material to our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We believe our most critical accounting policies and estimates relate to revenue recognition, including reserves needed for possible future returns and discounts; the carrying value and usefulness of inventory and related inventory reserves; the timing and amount of future warranty obligations; accounting for derivative financial instruments; and the impairment of acquired intangible assets. We have discussed the development, selection, and disclosure of our critical accounting policies and use of estimates with the Audit Committee of our Board of Directors. These critical accounting policies and our other accounting policies are described in Note 1 of “Notes to Consolidated Financial Statements” included in “Item 7 — Financial Statements.”

Revenue Recognition

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software, peripherals, and services. Judgments and estimates are critical to ensure compliance with GAAP. These judgments relate to the allocation of the proceeds received from an arrangement to the multiple elements, the determination of whether any undelivered elements are essential to the functionality of the delivered elements, and the appropriate timing of revenue recognition. We offer extended warranty and service contracts to customers that extend and/or enhance the technical support, parts, and labor coverage offered as part of the base warranty included with the product. Revenue from separately priced extended warranty and service contracts, for which we are obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract. The amount recognized on a periodic basis within this term is based on management’s best estimate of how it will perform its obligations in future periods. This is based on past historic trends and other factors likely to have a future impact on warranty claims. The actual rate of warranty claims could differ materially from management’s estimates.

We record reductions in revenue in the current period for estimated future product returns related to current period sales. Management analyzes historical returns, current trends, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowances in any accounting period. If actual returns exceed estimated returns, we would be required to record additional reductions to revenue which would affect earnings in the period the adjustments are made.

Inventory Valuation

We operate in a business environment subject to rapid changes in technology and customer demand. We record write-downs for components and products which have become obsolete or are in excess of anticipated demand or net realizable value. Historically, these write-downs have primarily related to warranty inventory. We perform an assessment of inventory each quarter, which includes a review of, among other factors, inventory on hand and forecast requirements, product life cycle (including end of life product) and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record an adjustment for excess and obsolete inventory. We may be required to record additional write-downs if actual demand, component costs or product life cycles differ from estimates, which would affect earnings in the period the write-downs are made.

Page- 35 -

Warranty Liabilities

We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our standard limited warranty. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, parts, and labor over a period ranging from 90 days to three years. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and the average cost of claims on our installed base to satisfy our warranty obligation. The anticipated rate of warranty claims is the primary factor impacting our estimated warranty obligation. The other factors are less significant due to the fact that the average remaining aggregate warranty period of the covered installed base is approximately 9 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates which are fairly predictable and historically have not fluctuated significantly from period to period. Warranty claims are relatively predictable based on historical experience of failure rates. If actual results differ from our estimates, we revise our estimated warranty liabilities to reflect such changes. Each quarter, we reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

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

Impairment of Acquired Intangible Assets

The estimates used by management in determining the impairment of acquired intangible assets is a critical accounting estimate susceptible to change from period to period. It requires management to make assumptions about future cash flows over future years and utilize an estimated discount rate. Management’s assumptions about future cash flows involves significant judgment because actual operating levels have fluctuated in the past and may continue to do so in the future and economic conditions may change. Also, the adoption of any new strategic plan inherently involves uncertainty. A significant adverse change in our business could result in a future impairment of the value of our acquired intangible assets.

QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our Wells Fargo Receivable Assignment Facility. The interest rate is a floating rate based on the prime rate plus a percentage. If interest rates continue to rise we will be subject to higher interest payments if outstanding balances remain unchanged.

Currently most sales are in the United States. All of our foreign sales and purchases of product are denominated in US dollars minimizing its foreign currency risk. All of our international suppliers, mostly from Asia, denominate contracts in US dollars thereby eliminating foreign currency risk. In the future we may not be successful in negotiating most of our international supply agreements in US dollars thereby increasing our foreign currency risk. Amounts we pay for components from international suppliers could be affected by a continued weakening of the US dollar as compared with other foreign currencies. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management continues to evaluate the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies may need to be employed.

Page- 36 -

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

RELATED PARTY TRANSACTIONS

In connection with the April 24, 2006, Bridge Loan, John P. Yeros, our Chairman and Chief Executive Officer, pledged all of his shares of Common Stock to Crestview Capital Master, LLC as security.  This pledge subsequently terminated and the shares have been released. Crestview owns more than 5% of our Common Stock.

In connection with the September 6, 2006, securities purchase agreement, each of our officers and directors entered into a lock-up agreement pursuant to which they agreed not to sell any shares of Common Stock until the earlier of (i) September 6, 2007, and (ii) the date on which such officer or director no longer serves in such capacity, except for certain permitted transfers.  Also in connection with the September 6, 2006 transaction, we retained Crestview as a business consultant through August 31, 2007, unless earlier terminated by either party upon 30 days written notice.  In consideration for the consulting and advisory services to be provided by Crestview, we issued to Crestview warrants to purchase up to 360,000 shares of Common Stock for $1.10 per share.

Our policies prohibit loans to Directors, Officers and Employees. There were no such loans outstanding at any time during the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been our Wells Fargo Receivables Advance Facility and additional funding through $14.5 million in private placements made during 2006.

We face significant constraints with respect to our liquidity and working capital. As of December 31, 2006, we had cash and cash equivalents of $4.8 million, current assets of $80.6 million and our current liabilities (exclusive of deferred revenue which is not yet earned) totaling $75.4 million. It is expected that our cash balances will reduce significantly in the first quarter of 2007 in part because the first quarter historically is our lowest revenue quarter. At December 31, 2006 our shareholder’s equity was a deficit of $21.1 million. Our operations have not generated positive cash flows since our IPO. For the year ended December 31, 2006, cash used in operating activities was $22.3 million.

Background

Our liquidity has been constrained because of various factors. A significant amount of cash withdrawn by MPC’s prior owner in the years before the acquisition left the business without adequate liquidity at the time of the acquisition. Since the acquisition, we have used funds to consummate the MPC acquisition, had insufficient revenues and gross margins to sustain our operations, incurred ongoing operating losses and interest expense on our debt, and have expended cash to support fundraising initiatives.

Page- 37 -

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

Because our liquidity has been constrained, we have managed our cash position by extending payments to suppliers, some of whom have placed us on credit hold, reduced credit lines or placed on a pre-pay position for products. On many occasions this has delayed delivery of components to our manufacturing facility until payments were made. We have also received notices of default and threatened litigation from numerous suppliers, including Microsoft, but have generally cured the defaults or settled the amount owed or otherwise managed the supplier relationship. However, in recent months, a number of suppliers have commenced litigation in an effort to collect alleged debts. Further recurring late payments will result in additional credit holds, additional requirements that we pre-pay for products, a refusal to deliver components or termination of supply arrangements, any of which could have a material adverse effect on our financial condition and results of operations.

During the quarters ended June 30, 2006 and September 30, 2006, delivery and credit issues with suppliers increased compared to prior periods because of late payments, but were alleviated to a limited extent later in our fourth quarter when we replaced our Wachovia Credit Facility with the Wells Fargo Receivables Advance Facility on November 16, 2006. Initially, the Receivables Advance Facility provided approximately $13 million in availability over the Wachovia Credit Facility. In February 2007, we amended the Receivables Advance Facility to obtain additional temporary liquidity as needed subject to the terms of the amendment as noted below. Financing under the Receivables Advance Facility is dependant upon our sales volume and related receivables to assign to Wells Fargo. Historically, our sales volume has been lower during the first two quarters of the year and increases during the third and fourth quarters due to the Federal-buying season. Periods of lower revenue volume and lower related receivables reduce our assignment of receivables, borrowing capacity, and our ability to cover our operating expenses. We continue to look for opportunities to increase our liquidity through extension of credit lines with our vendors, improved cash management and funding from other sources. There can be no assurance that vendors and other creditors will continue to extend credit to us. Any inability to maintain adequate liquidity may do significant harm to vendor relationships and that orders received by us from customers, which are not yet shipped (i.e. in backlog), are at risk of being cancelled. Insufficient liquidity may also impair our ability to execute our business plan and initiatives. Management is continuing initiatives to reduce overhead expenses and improve gross margins.

Funds raised through private placements, through the warrant exercises and through the Receivable Advance Facility may not be sufficient to fully address our liquidity constraints. We may need to raise a significant amount of additional funds to satisfy supplier payment obligations and to cover continued operating losses and negative operating cash flow. There can be no assurance that we will be able to secure additional sources of financing. Even if we do obtain additional funding, the amount of such funding may not be sufficient to fully address all of our liquidity constraints. If we are unable to obtain significant additional liquidity from third party financing sources, it will be difficult or impossible for us to cure our liquidity needs, and we may be forced to seek additional extension of credit terms with creditors and suppliers, which they may not be willing to provide. We may incur additional interest expenses or grant other concessions to suppliers in return for granting additional terms. Continuing liquidity constraints could negatively and materially impact our business and results of operations. In particular, our liquidity constraints could impact our ability to obtain components from suppliers, our ability to satisfy obligations to customers and to sell additional product to customers in the future, our ability to retain key employees and our ability to fund capital expenditures or execute our business strategies, or could result in bankruptcy.

Page- 38 -

Wachovia Credit Facility

MPC financed its operations from internally generated cash and a credit facility, which had limited borrowing availability. In July 2005, MPC entered into a $60 million senior secured credit facility provided by Wachovia. This facility was secured by a pledge of substantially all of MPC’s assets and was subject to certain financial covenants. We became a guarantor of the Wachovia credit facility at the time of the merger, and had pledged substantially all of our assets in support of the guaranty. Because of a miss of certain financial covenants, on March 24, 2006, MPC entered into an amendment to this credit facility that provided for borrowings and letters of credit totaling $25 million less a $2.5 million excess availability threshold and shortened the term to expire to March 31, 2007. The maximum borrowings under the revolving line of credit were subject to a borrowing base calculated primarily on eligible receivables and inventory. Under the credit facility, we were subject to certain financial and other covenants including EBITDA and limitations on the amount of property, plant and equipment that can be purchased. This facility was secured by substantially all of our assets.

On August 11, 2006, we and Wachovia entered into an amendment that: (a) waived MPC’s failure to achieve the EBITDA covenant for the quarter, and (b) specified that the term would expire on September 1, 2006. On September 6, 2006, we and Wachovia entered into an amendment that (a) extended the term of the Loan Agreement through January 17, 2007, (b) reduced minimum EBITDA covenants for the remainder of 2006, (c) limited the incurrence of new indebtedness by us or MPC, (d) amended certain definitions to reduce inventory loan limits and letter of credit limits, and (e) prohibited the use of cash collateral in the event of a bankruptcy or insolvency proceeding. On November 16, 2006, we replaced this credit facility with the Wells Fargo Receivables Advance Facility.

Wells Fargo Receivables Advance Facility

On November 16, 2006, we entered into an agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) for an accounts receivable assignment and advance facility (“Receivables Advance Facility”) that replaced our existing line of credit with Wachovia. Under the new facility, we may assign to Wells Fargo, and Wells Fargo may purchase from us, Accounts (as defined in the Receivables Advance Facility). Wells Fargo will advance 90% of the value of the purchased Accounts. Wells Fargo may adjust the advancement percentage at any time in its commercially reasonable discretion upon prior notice to us. We will pay fees equal to the Wells Fargo Prime Rate (as defined in the Receivables Advance Facility), plus 1.75% per annum multiplied by the total amount of Accounts purchased and not yet paid by our customers, computed daily. The effective rate at December 31, 2006 was 10.0%. Wells Fargo has the right to require that we re-purchase the Accounts in the event our customer does not pay the receivable within a timeframe specified under the Receivables Advance Facility, if a material customer dispute arises or in the event of a default under the Receivables Advance Facility. The Receivables Advance Facility is subject to customary default provisions. Wells Fargo has discretion under the Receivables Advance Facility as to the Accounts purchased and the percentage advanced after submission of the Account for approval. Wells Fargo is not obligated to buy any Account from us that Wells Fargo does not deem acceptable in its sole discretion. There is no minimum amount of Accounts to be purchased by Wells Fargo under the Receivables Advance Facility. The facility is secured by substantially all of our assets. The Receivables Advance Facility is for a term of three (3) years. There is an annual fee of $100 thousand in addition to a minimum fee. Early termination fees apply if the Receivables Advance Facility is terminated before the end of the term. The agreement also provides for a $1.5 million collateral account for the benefit of Wells Fargo for repayment of any obligations arising under the Receivables Advance Facility .

Page- 39 -

In February 2007, we entered into an amendment to of the Receivables Advance Facility under which Wells Fargo agreed to advance an additional 7.5% of the face amount of currently outstanding Accounts assigned to Wells Fargo, provided that the total advance does not exceed 97.5% of the face amount of any Account (the “Temporary Advance”), and increase the advance rate on new accounts assigned to Wells Fargo to 98% of the amount of the accounts for a period of eight weeks (the “Special Facility Period”). We must repay the difference between the Advance and the Temporary Advance within four weeks after termination of the Special Facility Period. Failure to repay amounts advanced under the Special Facility would constitute an event of default under the Receivables Advance Facility. At any time when the Temporary Advance has been paid in full for a minimum of 60 days, we may request that the Special Facility be reinstated for another eight week period with repayment to be made within four weeks.

Fundraising Activities

Bridge Loan

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

The debentures were convertible at the option of the holders into shares of common stock at an initial conversion price of $3.12 per share, subject to adjustment as set forth in the debentures. The exercise price of the warrants was reduced to $1.10 in connection with a September 6, 2006 financing. Except for the initial interest paid in shares of common stock at closing, all interest payments were required to be made on cash. The debentures contained various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

New Convertible Debentures and Warrants

On September 6, 2006, we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we sold convertible debentures for an aggregate of $4.6 million. Additionally, the investors of the April 24, 2006 bridge loan exchanged $5 million face value of their convertible debentures plus accrued interest thereon into the new convertible debentures and the existing and new investors received 4,924,500 additional warrants. Subject to shareholder approval, the debentures become convertible into shares of common stock at a conversion price of $0.75 per share. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrued interest at 12% per annum and the aggregate principal amount becomes due and payable September 6, 2009. The debentures accrue interest at 8% per annum after shareholder approval was obtained in December 2006. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

Page- 40 -

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

Both the debentures and the warrants contain provisions limiting conversion and exercise, or issuance of shares in lieu of interest, as the case may be, in the event that the holder’s beneficial ownership of our common stock would exceed 9.99%. We concurrently entered into a registration rights agreement with the investors that requires us to register all of the common stock issued and underlying the securities sold to the investors. The registration rights agreement contains customary indemnification and contribution provisions. We filed the registration statement on November 8, 2006. On March 5, 2007, we obtained amendments and waivers to, the registration rights agreement and the debentures. Pursuant to a letter agreement, the majority of the investors, including Crestview Capital Master, LLC and Toibb Investment LLC agreed to waive the penalty provisions for not yet having an effective registration statement, extended the dates for filing a registration statement and all related deadlines, including the date by which the initial registration statement must be declared effective by the SEC, by 120 days. The investors in this offering also agreed that no event of default is presently deemed to have occurred under the debentures. The registration statement has not yet been declared effective as of the date of this report.

In addition, we issued to one of the investors additional warrants to purchase up to 360,000 shares of common stock for $1.10 per share. The terms of these warrants are identical to the warrants issued as part of the financing. The warrants were accounted for as additional consideration given to the investors as part of the financing.

In connection with this financing, we issued 546,000 warrants with a 5 year term to the placement agent to purchase our common stock for $1.10 per share.

September 29th Financing

On September 29, 2006 we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we sold convertible debentures for an aggregate of $4.9 million. The investors also received an aggregate of 2,468,125 warrants to purchase our common stock. Subject to shareholder approval, the debentures become convertible into shares of common stock at a conversion price of $0.75 per share. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrued interest at 12% per annum and the aggregate principal amount becomes due and payable September 29, 2009. The debentures accrue interest at 8% per annum after shareholder approval was obtained in December 2006. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

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

Page- 41 -

Both the debentures and the warrants contain provisions limiting conversion and exercise, or issuance of shares in lieu of interest, as the case may be, in the event that the holder’s beneficial ownership of our common stock would exceed 9.99%. We concurrently entered into a registration rights agreement with the investors that requires us to register all of the common stock issued and underlying the securities sold to the investors. The registration rights agreement contains customary indemnification and contribution provisions. We filed the registration statement on November 8, 2006, but it has not yet been declared effective by the SEC.

In connection with this financing, we issued 499,867 warrants with a 5 year term to the placement agent to purchase our common stock for $1.10 per share.

We have filed a registration statement with the SEC, but due to the large number of shares of common stock being registered relative to the number of shares of our common stock currently outstanding, and the large number of shares of common stock that underlie convertible debentures, we have encountered significant difficulties in having the registration statement declared effective by the SEC.  We anticipate responding to the SEC's comments and filing an amendment to the registration statement in early April 2007.

We have not obtained any amendments or waivers from these investors and as a result, as of February 1, 2007, we began incurring liquidated damages under the registration rights agreement at the rate of 1.5% of the aggregate amount invested per month until the registration statement is declared effective.  These liquidated damages must be paid in cash, and they accrue interest at a rate of 18% per annum.  Additionally, if the registration statement is not declared effective by the SEC by April 2, 2007, an event of default will occur under the debentures and the holders will be able, at their option, to accelerate all amounts due thereunder.  After an event of default, the debentures begin to accrue interest at the rate of 22% per annum.

Until the registration statement is declared effective by the SEC, we will continue to incur liquidated damages, will be required to pay interest or other required payments in cash rather than stock and could be forced to use our limited cash resources to redeem all or a portion of the outstanding debentures.  We cannot predict when, if ever, the registration statement will be declared effective by the SEC.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts, such as operating leases, royalty and licensing agreements and unconditional purchase obligations. The following represents our contractual obligations and commitments as of December 31, 2006:

(in thousands)
	Total	< 1 Year	1 -3 Years	3 - 5 Years	> 5 Years
Operating leases	$4,433	$3,604	$820	$9
Royalty/licensing agreements (1)	700	700
Notes payable and debt	34,834	34,834
Convertible Debentures	14,785			14,785
Estimated purchase obligations (2)	17,385	17,385
Other obligations	905	705	145	55

Total contractual cash obligations	$73,042	$57,228	$965	$14,849

Page- 42 -

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

Subsequent to the merger, the Board of Directors approved a Management Incentive Plan for certain key employees. No amounts have been accrued as of December 31, 2006 as no amounts have been earned.

We currently lease approximately 340,700 square feet of office and manufacturing space at 906 E. Karcher Road, Nampa, Idaho, under a lease that expires May 31, 2008. Our corporate headquarters are located at the Nampa facility. We lease approximately 4,712 square feet of office space in Waukesha, Wisconsin under a lease that expires Nov 30, 2008. We also lease a regional sales office located in Oakbrook, Illinois, which is 1579 square feet and expires January 31, 2008.

Additionally, we have an office located at 8400 East Crescent Pkwy., Greenwood Village, Colorado under an agreement ending July 31, 2007, with a six month option beyond that date. Prior to relocating to Nampa, Idaho, our corporate headquarters was located in Englewood, Colorado and that space is subleased to a third party through the end of the term of the lease, which is July 31, 2010.

We have entered into employment agreements with two of our key officers. These agreements bear standard employment terms and conditions. The employment agreements are effective through April 1, 2007 and 2008 and automatically extend for additional one-year terms at our option. These agreements carry minimum annual base salaries of approximately $600 thousand.

Page- 43 -

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MPC Corporation

We have audited the accompanying consolidated balance sheets of MPC Corporation, and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 3 to the financial statements, in 2006 the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006. As discussed in Note 3 to the financial statements, in 2006 the Company adopted Statement of Financial Accounting Standard Staff Position 00-19-2, Accounting for Registration Payment Arrangements effective October 1, 2006.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPC Corporation and subsidiary as of December 31, 2006, and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

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

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado

March 31, 2007

Page- 44 -

ITEM 7: FINANCIAL STATEMENTS

MPC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$ 4,839	$ 3,897
Restricted cash	4,585	-
Accounts receivable, net	45,643	42,938
Inventories, net	18,189	21,158
Prepaid maintenance and warranty costs	6,391	17,625
Other current assets	935	1,234
Total Current Assets	80,582	86,852

Non-Current Assets
Property and equipment, net	4,914	7,813
Goodwill	22,197	23,427
Acquired intangibles, net	10,108	33,018
Long-term portion of prepaid maintenance and warranty costs	844	1,106
Other assets	3,792	1,027
Total Non-Current Assets	41,855	66,391
TOTAL ASSETS	$ 122,437	$ 153,243

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 32,536	$ 45,102
Accrued expenses	4,354	6,864
Accrued licenses and royalties	1,540	1,606
Current portion of accrued warranties	2,220	2,402
Current portion of deferred revenue	15,607	24,598
Notes payable and debt	34,834	23,843
Total Current Liabilities	91,091	104,415

Long Term Liabilities
Non-current portion of accrued warranties	2,127	2,373
Non-current portion of deferred revenue	22,979	19,011
Derivative warrant liability	6,129	-
Derivative financial instruments at estimated fair value	21,234	-
Total Long Term Liabilities	52,469	21,384
TOTAL LIABILITIES	143,560	125,799

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred Stock, no par value; 1,000,000 shares authorized; no shares issued and outstanding at 2006 and 2005	-	-
Common Stock, no par value, 100,000,000 and 50,000,000 shares authorized for 2006 and 2005 respectively; 12,147,438 and 10,859,575 shares issued and outstanding at 2006 and 2005, respectively	61,454	51,305
Accumulated Deficit	(82,577)	(23,861)
Total Shareholders' Equity	(21,123)	27,444

TOTAL LIABILITIES AND EQUITY	$ 122,437	$ 153,243

The accompanying notes are an integral part of the consolidated financial statements.

Page- 45 -

MPC CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands except share data)

	Years Ended
	December 31,
	2006	2005 (1)

Revenue	$ 284,971	$ 187,496

Cost of revenue	254,394	165,222

Gross margin	30,577	22,274

Operating expenses
Research and development	3,432	2,378
Selling, general and administrative	40,330	23,193
Depreciation and amortization	6,368	2,866
Impairment of acquired intangibles	19,484	-
Total operating expenses	69,614	28,437

Operating loss	(39,037)	(6,163)

Other (income) expense
Interest expense, net	5,259	5,165
Gain on vendor settlements	(2,231)	-
Change in estimated fair value of derivative financial instruments	4,284	-
Loss on debt extinguishment	10,511	-
Merger related stock compensation expense	1,261	5,467
Other expense	6	(54)
Total other expense	19,090	10,578

Net loss, before cumulative effect of a change in accounting principle	(58,127)	(16,741)

Cumulative effect of a change in accounting principle - loss	589	-

Net loss	$ (58,716)	$ (16,741)

Basic and diluted weighted average common shares outstanding	11,913	5,494

Basic and diluted loss per common share	($4.93)	($3.05)

Page- 46 -

(1) The results of MPC have been consolidated effective July 25, 2005, the date of the acquisition by MPC Corporation became effective, therefore the results of MPC prior to July 25, 2005, are not included in the results for the year ended December 31, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

MPC CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2006, AND 2005

(In thousands)

				Total
	Common Stock		Accumulated	Shareholders'
	Shares	Amount	Deficit	Equity (Deficit)
Balance - December 31, 2004	3,732	$ 12,087	$ (7,120)	$ 4,967
Common stock issued for exercise of stock options	95	583		583
Common stock issued for exercise of warrants	15	53		53
Common stock issued as consideration for MPC merger	3,671	19,313		19,313
Common stock issued for conversion of notes and interest	186	782		782
Common stock issued in warrant exchange	3,161	9,035		9,035
Valuation of warrant exchange		3,245		3,245
Stock compensation expense on RSU's issued in merger		6,207		6,207
Net loss			(16,741)	(16,741)
Balance - December 31, 2005	10,860	$ 51,305	$ (23,861)	$ 27,444
Common stock issued for exercise of stock options	9	27		27
Common stock issued for exercise of warrants	2	9		9
Common stock issued for conversion of notes and interest	124	384		384
Common stock issued in warrant exchange	1,031	2,943		2,943
Issuance of warrants in connection with warrant exchange		767		767
Restricted stock units converted to common shares	96	252		252
Issuance of warrants on bridge loan		834		834
Issuance of advisory warrants		136		136
Common stock issued in settlement	25	29		29
Stock compensation expense on RSU's		1,569		1,569
Issuance of warrants for private placement fees		1,300		1,300
Warrants reclassified from liability to equity		1,899		1,899
Net loss			(58,716)	(58,716)
Balance - December 31, 2006	12,147	$ 61,454	$ (82,577)	$ (21,123)

Page- 47 -

The accompanying notes are an integral part of the consolidated financial statements.

MPC CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$ (58,716)	$ (16,741)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,942	1,322
Amortization of capitalized software and intangibles	3,426	1,601
Impairment of intangibles	19,484	-
Amortization of deferred loan costs	711	-
Valuation of shares issued as legal settlement	29	-
Valuation of warrants issued for advisory services	68	-
Change in estimated fair value of derivative financial instruments	4,284	-
Loss on debt extinguishment	10,511	-
Stock compensation on vesting of RSUs	578	-
Cumulative effect of change in accounting principle	589	-
Employee stock compensation on issuance and exercise of stock options	-	282
Merger related stock compensation expense	1,261	5,392
Cashless exercise of warrants	-	53
Valuation of warrant exchange	767	3,245
Gain on vendor settlements	(2,231)	-
Loss on disposal of assets	37	-
Accrued interest included in notes payable	60	8
Provision for bad debt	(30)	(176)
Changes in assets and liabilities
Accounts receivable	(4,689)	(3,329)
Inventory	2,885	10,373
Prepaid maintenance and warranties	11,495	4,080
Pre-paid interest	(226)	-
Other current assets	592	37
Other non-current assets	(1,369)	-
Accounts payable and accrued liabilities	(9,225)	(9,193)
Accrued licenses and royalties	(66)	(297)
Accrued warranties	(427)	(1,211)
Deferred revenue	(5,023)	(3,271)
Net cash used in operating activities	(22,283)	(7,825)

INVESTING ACTIVITIES
Purchase of property and equipment	(97)	(54)
Proceeds from the sale of fixed assets	17	-
MPC acquisition costs, net of cash acquired	-	564
Net cash from investing activities	(80)	510

FINANCING ACTIVITIES
Net proceeds from sale of debentures	13,757	13
Net activity under financing facility	34,239	-
Net activity and extinguishment of line of credit	(22,641)	(3,387)
Restricted cash related to letters of credit and financing facility	(4,585)
Payment of note payable	(253)	(295)
Payments on capital leases	(188)	(105)
Net Proceeds from the exercise of stock options	27	76
Net Proceeds from the exercise of warrants	3,104	9,035
Payment of stock issuance costs	(155)	2
Net cash provided by financing activities	23,305	5,339

Net cash increase (decrease) for period	942	(1,978)

Cash at beginning of period	3,897	5,875

Cash at end of period	$ 4,839	$ 3,897

Page- 48 -

Page- 49 -

(1) The results of MPC have been consolidated effective July 25, 2005, the date of the acquisition by MPC Corporation became effective, therefore the results of MPC prior to July 25, 2005 are not included in the results for the year ended December 31, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

MPC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The terms “we” “us” and “our” or the “Company” as used in this annual report refer to MPC Corporation and to its wholly-owned subsidiaries, including MPC Computers, LLC, (“MPC”) which we acquired through a merger in July of 2005.

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

We were formed in 2001 as a Colorado-based software company named HyperSpace Communications, Inc. and completed an initial public offering (“IPO”) in October 2004. In July 2005, we acquired MPC Computers, LLC, or MPC, which is now a wholly owned subsidiary. As a result of the MPC acquisition, the size and nature of our business has changed significantly from the time of its initial public offering. We are now an enterprise IT hardware business providing products and services to customers in mid-sized businesses, government agencies and education. In January 2007, we changed our name to MPC Corporation.

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

We focus our business on the Federal government, state/local government & education (“SLE”), and mid-size enterprise market. This focus enables us to tailor our operating model to better support the needs of these customers for customized products, services and programs. We sell directly to our customers and use a build-to-order manufacturing process that we believe is an efficient means to provide customized computing solutions.

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

These consolidated financial statements consolidate the accounts of MPC Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. References to a fiscal year refer to the calendar year in which such fiscal year commences. MPC’s fiscal year ends on the Saturday closest to December 31. MPC’s floating fiscal year-end typically results in a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 53-week fiscal year.

2.	GOING CONCERN

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

Management’s plans to continue operations in the ordinary course assume adequate financing initiatives along with continued vendor support through continued or increased credit lines, minimal cancellations of our backlog and successful implementation of previously announced cost cutting initiatives that expected to be adequate to fund our operations for at least the next twelve months. These plans also assume success in our current focus on mid-sized enterprises and storage and server products. There can be no assurance that we will be successful in our efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional funding in the event that our financial resources become insufficient. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the merger with MPC, we have been seeking to raise additional funds to operate the business. We have raised $12,139 of equity and $14,486 from the sale of convertible debentures since the acquisition. The funds raised to date are not sufficient to execute our business plan. As noted in Note 7 “Notes Payable and Debt”, we replaced our prior credit facility with Wachovia Capital Finance Corporation (Western) with a new receivables sales financing facility with Wells Fargo Business Credit, Inc. in November 2006, and further amended and enhanced the facility in February 2007, which has provided us additional limited liquidity. The shortfall in funding has been financed by vendors and other creditors who have allowed us to fall behind on our payment obligations or who have settled amounts due to them at amounts less than the original obligation. This funding shortfall and losses since the acquisition have resulted in extreme liquidity constraints. There can be no assurance that vendors and other creditors will continue to extend credit to us. It may be necessary for us to raise additional funds in the near future and we may not be able to do so. Absent raising a significant amount of additional funds in the near future, there is a material possibility that we will be required to file for bankruptcy protection unless vendors and other creditors continue to waive or defer amounts due. It is also likely that further delays in obtaining financing will do significant harm to vendor relationships and that orders received by us from customers, which are not yet shipped (i.e. in backlog), are at risk of being cancelled.

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

Page- 50 -

On April 13, 2006, we received a notice from the American Stock Exchange (“AMEX”) that we had failed to satisfy a continued listing rule due to significant operating losses and inadequate liquidity. We submitted a plan to AMEX on April 26, 2006 advising of the steps to be taken to improve our operating results and liquidity. On June 15, 2006, we announced that the AMEX accepted our plan for regaining compliance with the continued listing standards and granted an extension until June 30, 2006, to regain compliance with continued listing standards. We did not meet all of the continued listing standards by the target date of June 30, 2006, and requested an extension. We met with AMEX on December 12, 2006 and discussed the Company’s financial projections and progress made on the plan submitted to AMEX in April 2006, and again requested an extension to regain compliance. Based on information provided by us to AMEX at the December 12, 2006 meeting, as well as a review by AMEX of subsequent information provided us, AMEX agreed to grant the Company an extension during the Revised Plan Period. Our ability to regain compliance with the continued listing standards will be substantially dependent on our ability to implement adequate financing initiatives, successfully execute our business plan and cost cutting initiatives of which there is no assurance. There can be no assurance that we will be able to continue our listing on the AMEX or that AMEX will grant our request for an additional extension. AMEX will periodically review and assess our progress. If we do not show progress consistent with the plan to regain compliance with continued listing standards, AMEX will review the circumstances and may immediately commence delisting proceedings. Additionally, AMEX is authorized to initiate immediate delisting proceedings as appropriate in the public interest, notwithstanding the grant of the extension through the Revised Plan Period.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. We had no cash equivalents at December 31, 2006 and 2005.

Restricted cash

Restricted cash at December 31, 2006 includes $1,500 held as collateral under our receivables financing facility, and $3,085 held as collateral for outstanding letters of credit.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate reserve against losses resulting from collecting less than full payment on receivables. Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at an estimated realizable value. In judging the adequacy of the allowance for doubtful accounts, the we consider multiple factors including historical bad debt experience, the general economic environment, the aging of our receivables, and the financial condition of the customer A considerable amount of judgment is required when assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. The allowance for doubtful accounts totaled $1,830 and $1,907 respectively, as of December 31, 2006 and 2005.

Page- 51 -

Inventory

Inventory is stated at the lower of cost or market, with cost determined on an average cost basis approximating first in first out (FIFO). We regularly evaluate the realizability of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. If circumstances related to our inventories change, estimates of the realizability of inventory could materially change. At December 31, 2006 and 2005, our inventory valuation allowance totaled $5,185 and $8,890 and was recorded as a reduction of inventory in the consolidated balance sheets. Inventory balances, net of valuation allowances, at December 31, 2006 are:

(In thousands)
	December 31,
	2006	2005

Raw Materials	$ 16,092	$ 13,610
Work in Process	236	211
Finished Goods	1,861	7,337

Total Inventory	$ 18,189	$ 21,158

Goodwill

We account for Goodwill in accordance with Statement of Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant.

Goodwill represents the excess of the purchase consideration over the fair value of assets acquired less liabilities assumed in a business acquisition. Our acquisition of MPC gave rise to goodwill. We engaged an independent third party valuation expert to express an opinion on the fair value of the identifiable intangible and tangible assets of MPC as of acquisition date. Based on this valuation, we established the carrying amount of goodwill. We conduct goodwill impairment tests annually every October 31 or more frequently if impairment indicators arise.

Acquired Intangibles, net

Other intangible assets are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that intangible assets with estimable useful lives be amortized over their estimated useful lives, and be reviewed for impairment at least annually or when changes in circumstances indicate that their carrying amounts are in excess of their estimated fair value. Acquired intangibles are amortized over their estimated useful lives ranging from 4 to 20 years.

Long-Lived Assets

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

Page- 52 -

We assess the recoverability of its long-lived assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the long-lived assets to their estimated fair value. Cash flow projections are subject to a degree of uncertainty and are based on management’s estimate of future performance. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of our long-lived assets are assessed.

Deferred Revenue

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred software maintenance revenues that are recognized over the term of the contract, which generally range from 1-4 years. Also included in deferred revenue is revenue from the sale of enhanced and extended warranties, which are recognized as the related services are provided, which generally range from 3-5 years. These enhanced/extended warranties are deferred based on guidance provided in Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, and are valued based on the list price, net of discounts offered to the customer.

Prepaid Maintenance and Warranty Costs

Prepaid maintenance and warranty costs include amounts paid to third party software vendors, outsourced providers of warranty fulfillment services and technology insurance vendors for which the related revenue has been deferred. These costs are recognized ratably with the related revenue.

Accrued Warranties

We record warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard limited warranty. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, labor and a period ranging from 90 days to five years. Factors that affect the warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy warranty obligations. We regularly reevaluate our estimate to assess the adequacy of its recorded warranty liabilities and adjust the amounts as necessary. If circumstances change, or a dramatic change in the failure rates were to occur, the estimate of the warranty accrual could change significantly.

Concentrations

A concentration of credit risk may exist with respect to trade receivables, particularly customers within the US Federal Government. We perform ongoing credit evaluations on a significant number of its customers and collateral from its customers is generally not required. Five customers accounted for approximately 53% of trade receivables as of December 31, 2006 and were either agencies of, or resellers to, the federal government.

A concentration of risk may exist with respect to our suppliers. We purchase certain products

Page- 53 -

from single sources. In some cases, alternative sources of supply are not available. In other instances, we have established a procurement relationship with a single source if it determines that it makes business sense. In both of these situations, if the supply by a critical single-source supplier were interrupted or suspended, our ability to ship products in a timely manner will be adversely affected. In cases where alternative suppliers are available, the establishment and procurement from these alternative suppliers will result in delays and losses of sales, which will have an adverse effect on our operating results.

Page- 54 -

Page- 55 -

Revenue Recognition

We recognize revenue on hardware and peripherals, net of an allowance for estimated returns, when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until both title and risk of loss transfer to the customer, provided that no significant obligations remain. The timing of revenue recognition is dependent on shipping terms. For FOB destination agreements, which include all sales to the Federal government and some sales to state, local and education customers, we defer the cost of product revenue for in-transit shipments until the goods are delivered. In-transit product shipments to customers are included in inventory.

Net revenue includes sales of hardware, software and peripherals, and services (including extended service contracts and professional services). These products and services are sold either separately or as part of a multiple-element arrangement. We allocate revenue from multiple-element arrangements to the elements based on the relative fair value of each element, which is generally based on the relative sales price of each element when sold separately. The allocation of fair value for a multiple-element software arrangement is based on vendor specific objective evidence (“VSOE”). Revenue associated with undelivered elements is deferred and recorded when delivery occurs. The value of maintenance services on software sales is determined based on stated renewal rates and a comparison of the stated price of maintenance to software sold in a related transaction. To the extent we do not have VSOE from separate post contract support sales, we defer the software and the maintenance over the term of the agreement. Service revenue from software maintenance and support are recognized ratably over the maintenance term, which in most cases is one year. Term licenses are recognized ratably over the term of the related arrangement.

Revenue from extended warranty and service contracts, for which we are obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. In multiple element arrangements that include extended warranty and service contracts, we use the separation guidance provisions of Technical Bulletin 90-1 Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts to determine fair value. Revenue from sales of third-party extended warranty and service contracts, for which we are not obligated to perform, is recognized on a net basis at the time of sale.

Shipping Costs

Shipping and handling costs are included in cost of sales in the accompanying consolidated statement of income for all periods presented.

Royalties

We have royalty-bearing license agreements allowing us to sell certain hardware and software products and to use certain patented technology. Royalty costs are accrued and included in cost of goods sold when the related revenue is recognized.

Research, Development, and Engineering Costs

Research, development, and engineering costs are expensed as incurred, in accordance with SFAS No. 2, Accounting for Research and Development Costs. Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We make no provision for income taxes because, since inception, we have not been profitable. We have a net operating loss carry forward available to offset future federal and state income taxes.

Stock-Based Compensation – Stock Options

During the first quarter of fiscal 2006, we adopted the provisions of and accounted for stock-based compensation in accordance with the Statement of Financial Accounting Standards (“SFAS”) 123R Share-Based Payments, which replaced SFAS 123 and supersedes APB 25. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All of our stock options were vested as of December 31, 2005, and we ceased using stock options as a compensation tool. No stock options were issued during the year ended December 31, 2006. However, during the three months ending September 30, 2006, we entered into a separation of employment agreement with a former executive. As part of the agreement, 90,000 of previously issued and vested options were canceled and 90,000 of new fully vested stock options were issued with a new exercise price but a shorter option term. The transactions were accounted for as a modification of an existing award. No stock compensation expense under SFAS 123R was recorded during the year ended December 31, 2006 since the value of the new options were less then the original options.

Year ended
December 31, 2005

Net loss available to common shareholders—as reported	$ (16,741)
Add: stock-based employee compensation included in net income	5,749
Deduct: total stock-based employee compensation expense determined under fair market value method for an award	(209)
Net loss available to common shareholders—pro forma	$ (11,201)

Basic loss per common share—as reported	$ (3.05)
Basic loss per common share—pro forma	$ (2.04)

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

We estimate volatility consistent with SFAS 123R. Since inception we estimated volatility by a review of certain small-cap indices and peer group stocks. This was because we determined that our actual volatility since our IPO was not reflective of future volatility because of the thinly traded nature of our stock, the shortness of time as a new public company, and the fact that the acquisition of MPC in 2005 represented a significant change to our business. We now have a full year of stock price activity since the acquisition and have reevaluated the way we estimate volatility. We have determined that we would use our historical volatility for the most recent 52 weeks. The historical volatility is determined at weekly intervals

Page- 56 -

As a result of rewarding certain MPC Corporation employees for their contribution in the consummation of the MPC acquisition and as a consequence of various severance and termination agreements entered into with former MPC Corporation employees as a result of the merger, we accelerated the vesting of 178,608 stock options at September 30, 2005. 152,858 of these options are to former or current officers. The exercise prices on these accelerated options range from $1.98 to $4.55, all of which are below the price of the stock as of September 30, 2005. All of these options would have vested within the next 12 months. Typically stock options granted vest equally over a three-year period.

The following table provides the weighted-average assumptions used at December 31, 2006 and 2005 for Black-Scholes calculations in the financial statements:

	December 31,
	2006	2005

Approximate risk free rate	4.8%	4.5%
Average expected life	2.6 years	10 years
Dividend yield	— %	— %
Volatility	76.8%	25%

Page- 57 -

Stock Based Compensation – Restricted Stock Units

Subsequent to the acquisition of MPC, we began issuing Restricted Stock Units (“RSUs”) as stock based compensation to members of our Board of Directors and employees. We record a non-cash compensation expense over the vesting life of the RSUs determined by the number of units granted multiplied by the fair market value at the date of grant. Compensation expense for RSUs issued after the merger is classified on the statement of operations as operating expense. During the years ended December 31, 2006 and 2005, we recorded $578 and $0 respectively, in stock compensation expense for RSUs issued subsequent to the merger. As part of the merger agreement, and pursuant to agreements signed with certain MPC officers and certain key employees, we issued RSUs, which are classified on the statement of operations as “Other Income/Expense” because they relate to the merger transaction. During the years ended December 31, 2006 and 2005, we recorded $1,261 and $5,467 respectively, in stock compensation expense for RSUs related to the merger. Any RSU recipient who receives an award, and who leaves the Company voluntarily or for cause after the merger and before these RSUs vest, will forfeit such awards. We record a non-cash compensation expense over the period the restricted stock units vest.

Basic and Diluted Loss Per Share

We apply the provisions of SFAS No. 128, Earnings Per Share. At December 31, 2006 and 2005, dilutive potential common stock of 39,673,814 and 8,599,857, respectively, consisting of stock options, stock warrants, restricted stock units and convertible debt were not included in the computation of diluted loss per share because their effect was antidilutive; however, if we were to achieve profitable operations in the future, they could potentially dilute such earnings. During September and October 2006, we entered into financing arrangements, which have triggered anti-dilution provisions of previously issued securities. See Note 8 – Derivative Warrant Liabilities and Convertible Debentures. We have not yet determined the impact of these provisions. It is possible that the number of potential common stock could be greater than disclosed.

Reclassifications

Certain amounts in prior-period financial statements have been reclassified to conform with the current-period presentation. These reclassifications did not affect net income (loss).

New Accounting Pronouncements

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

Recently Adopted Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) 123R Share-Based Payment, a revision to SFAS No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25 and requires the recognition of compensation expense an amount equal to the grant-date fair value of share-based payments granted, such as employee stock options. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans and the accounting for income tax effects of share-based payment transactions. SFAS 123R was effective commencing January 1, 2006. As of December 31, 2005 we had no unvested stock options and do not intend to use stock options as a compensation tool in the future. Effective with the completion of the merger, our Compensation Committee has determined that restricted stock units are the form of stock compensation that it will use for employees. Accordingly, SFAS 123R is unlikely to have any impact on for stock options. We take a charge to statement of operations for the fair value of restricted stock units issued on the dates the awards vest.

In February 2006, the FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. We early adopted the provisions of SFAS 155 with respect to the bridge loan received during the quarter ended June 30, 2006. We applied the provisions of SFAS 155 to convertible debentures and warrants sold in September and October 2006. See Note 7 – Notes Payable and Debt.

Page- 58 -

Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In December 2006, FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2 (“EITF 00-19-2”), Accounting for Registration Payment Arrangements, which changed the way that a contingent obligation under a registration payment arrangement was recorded. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability under method described in EITF 00-19, the liability is fair valued each reporting period with the changes recorded through earnings in the consolidated statements of operations. Under the new guidance provided in FSP EITF 00-19-2 the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2005 and interim periods within those fiscal years. We adopted FSP EITF 00-19-2 effective October 1, 2006.

Upon adoption of FSP EITF 00-19-2, the outstanding warrant liability balance subject to the provisions of FSP EITF 00-19-2 was $1,310. Transition to the provisions of FSP EITF 00-19-2 resulted in a cumulative effect of a change in accounting principle loss of $589 and an adjustment to additional paid in capital of $1,899. The measurement of the contingent liability related to registration payment arrangements as of December 31, 2006 is nil under the provisions of FASB 5.

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(In thousands)
	December 31,
	2006	2005

Computer Equipment	$937	$1,089
Leasehold Improvements	184	184
Production Equipment	5,276	5,276
Office Equipment	1,003	1,011
Software	1,876	1,876
	9,276	9,436
Less Accumulated Depreciation	(4,362)	(1,623)
	$4,914	$7,813

Depreciation expense associated with property and equipment totaled to $ 2,942 and $ 1,322 for the years ended December 31, 2006 and 2005, respectively.

Page- 59 -

5.	ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets consist of the following:

(In thousands)
	December 31,
	2006	2005
Gross carrying amount:
Customer relationships	$31,950	$31,950
Non-compete	2,280	2,280
Trademarks and tradenames	90	90
	$34,320	$34,320

Accumulated amortization
Customer relationships	$4,619	$1,284
Non-compete	70	9
Trademarks and tradenames	39	9
	$4,728	$1,302

Impairment Charges
Customer relationships	$19,484	$-

Net acquired intangible assets	$10,108	$33,018

Aggregate amortization expense	$3,426	$1,322

Estimated amortization expense for years ended:
December 31, 2007	$1,810
December 31, 2008	1,534
December 31, 2009	1,295
December 31, 2010	1,092
December 31, 2011	919
Thereafter	3,458
	$10,108

We have been challenged by difficult market trends such as declining average selling prices and declining margins. We are now focusing higher margin products and markets and, as such, updated our financial projections in June 2006. Based on the updated projections, we determined that acquired intangible assets related to customer relationships that existed at the time of the merger with MPC had been impaired primarily due to the future expected declines in revenue and gross profit from federal government customers and other customers. We recognized a non-cash impairment charge of $19,484 related to our customer relationship intangible assets during the second quarter of 2006. The estimated remaining life of our customer relationship intangible assets has been reduced from 14 years to 9 years.

Page- 60 -

6.	ACCRUED WARRANTY

We accrue for warranty liabilities at the time of the sale for estimated costs that may be incurred under its basic limited warranty. Changes in our aggregate accrued warranty are presented in the following table:

(In thousands)	Year Ended
	December 31,
	2006	2005

Accrued warranties at beginning of the period	$4,775	$-
Cost accrued for new warranties	3,330	1,183
Present value of accrued warranty liability assumed in acquisition	-	8,136
Service obligation honored	(3930)	(4660)
Accretion of interest under purchase accounting	172	116

Accrued warranties at the end of the period	$4,347	$4,775

7.	NOTES PAYABLE AND DEBT

Notes payable and debt consist of the following:

(In thousands)
	December 31,
	2006	2005
Wells Fargo Receivables Advance Facility	$34,164	$-
Wachovia Line of Credit	-	22,571
Debt Incurred in Merger	370	562
Convertible Bridge Loans	300	348
Other Debt	-	362
Total Notes Payable and Debt	$34,834	$23,843

Line of credit

In July 2005, MPC entered into a three-year credit facility provided by Wachovia Capital Finance Corporation (Western)(“Wachovia”). On March 24, 2006, MPC entered into an amendment to this credit facility that provided for borrowings and letters of credit totaling $25,000 less a $2,500 excess availability threshold and shortened the term to expire to March 31, 2007. The maximum borrowings under the revolving line of credit were subject to a borrowing base calculated primarily on eligible receivables and inventory. Under the credit facility, we were subject to certain financial and other covenants including EBITDA and limitations on the amount of property, plant and equipment that can be purchased. This facility was secured by substantially all of our assets.

On August 11, 2006, we and Wachovia entered into an amendment that: (a) waived MPC’s failure to achieve the EBITDA covenant for the quarter, and (b) specified that the term would expire on September 1, 2006. On September 6, 2006, we and Wachovia entered into an amendment that (a) extended the term of the Loan Agreement through January 17, 2007, (b) reduced minimum EBITDA covenants for the remainder of 2006, (c) limited the incurrence of new indebtedness by us or MPC, (d) amended certain definitions to reduce inventory loan limits and letter of credit limits, and (e) prohibited the use of cash collateral in the event of a bankruptcy or insolvency proceeding. On November 16, 2006 we replaced this credit facility with the Wells Fargo Receivables Advance Facility.

Page- 61 -

Wells Fargo Receivables Advance Facility

On November 16, 2006 we entered into an agreement with Wells Fargo Business Credit, Inc. (Wells Fargo”) for an accounts receivable assignment and advance facility (“Receivables Advance Facility”) that replaced our existing line of credit with Wachovia. Under the new facility, we may assign to Wells Fargo, and Wells Fargo may purchase from us, Accounts (as defined in the Receivables Advance Facility). Wells Fargo will advance 90% of the value of the purchased Accounts. Wells Fargo may adjust the advancement percentage at any time in its commercially reasonable discretion upon prior notice to us. We will pay fees equal to the Wells Fargo Prime Rate (as defined in the Receivables Advance Facility), plus 1.75% per annum multiplied by the total amount of Accounts purchased and not yet paid by our customers, computed daily. The effective rate at December 31, 2006 was 10.0%. Wells Fargo has the right to require that we re-purchase the Accounts in the event our customer does not pay the receivable within a timeframe specified under the Receivables Advance Facility, if a material customer dispute arises or in the event of a default under the Receivables Advance Facility. The Receivables Advance Facility is subject to customary default provisions. Wells Fargo has discretion under the Receivables Advance Facility as to the accounts purchased and the percentage advanced after submission of the Account for approval. Wells Fargo is not obligated to buy any Account from us that Wells Fargo does not deem acceptable in its sole discretion. There is no minimum amount of Accounts to be purchased by Wells Fargo under the Receivables Advance Facility. The facility is secured by all of our assets. The Receivables Advance Facility is for a term of three (3) years. There is an annual fee of $100 in addition to a minimum fee. Early termination fees apply if the Receivables Advance Facility is terminated before the end of their term. The Receivables Advance Facility also provides for a $1,500 collateral account for the benefit of Wells Fargo for repayment of any obligations arising under the Receivables Advance Facility.

In February 2007, we entered into an amendment to of the Receivables Advance Facility under which Wells Fargo agreed to advance an additional 7.5% of the face amount of currently outstanding accounts assigned to Wells Fargo, provided that the total advance does not exceed 97.5% of the face amount of any account (the “Temporary Advance”), and increase the advance rate on new accounts assigned to Wells Fargo to 98% of the amount of the accounts for a period of eight weeks (the “Special Facility Period”). We must repay the difference between the Advance and the Temporary Advance within four weeks after termination of the Special Facility Period. Failure to repay amounts advanced under the Special Facility would constitute an event of default under the Agreements. At any time when the Temporary Advance has been paid in full for a minimum of 60 days, we may request that the Special Facility be reinstated for another eight week period with repayment to be made within four weeks.

Debt Incurred in Merger

Debt incurred in connection with the merger with MPC of $370, was due July 25, 2006 including any unpaid interest, which is accrued at 5% per annum. We were unable to repay this amount due to our liquidity constraints. We are in discussions with these note holders about an extension to repay the amounts due. There is no assurance that we will be successful in renegotiating the terms of these notes. The holders have the right, at any time prior to payment, to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.00 per share, which was determined at the date of issuance. The common stock underlying these notes are covered by a registration rights agreement.

Page- 62 -

Convertible Bridge Loans

Convertible Bridge Loans were issued prior to our IPO. The outstanding amount was due April 2006 including any unpaid interest which is accrued at 12% per annum. The holder has the right, at any time prior to repayment, to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.50 per share. The notes include detachable warrants for purchase of common stock. The value of the warrants was recorded as interest expense in 2004. All of our assets at MPC Corporation collateralize the notes. These notes have registration rights. In May 2006, we repaid principal and interest to one note holder. There are two remaining note holders who have not yet been repaid. We are in default of the repayment terms on these notes and the default interest provision of 18% has been accruing on these notes since April 15, 2006. We are in discussions with these note holders about an extension to repay the amounts due. There is no assurance that we will be successful in renegotiating the terms of these notes.

Warrants and convertible debt issued in connection with financing activities are subject to the provisions of EITF Issue 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 provides that derivatives should be classified as either equity or a liability. If the derivative is determined to be a liability, the liability is fair valued each reporting period with the changes recorded to the consolidated balance sheet and consolidated statement of operations. In regard to the convertible debt set out above, we determined that the embedded conversion option qualified as equity under EITF 00-19 and would not be subject to bifurcation from the host instrument.

8.	DERIVATIVE WARRANT LIABILITES AND CONVERTIBLE DEBENTURES

Derivative warrant liabilities and convertible debentures consist of the following:

(In thousands)
December 31, 2006
	Derivative Warrants	Convertible Debentures
	Fair Value	Fair Value	Face Value

New Convertible Debentures and Warrants	$ 3,123	$ 14,114	$ 9,849
September 29, 2006 Financing	3,006	7,120	4,936

Page- 63 -

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

The 1,370,000 5-year warrants consisting of 685,000 detachable warrants and 685,000 additional warrants, and related anti-dilution protection features were evaluated as freestanding derivative financial instruments under EITF 00-19, which provided the guidelines for equity classification. The detachable warrants did not possess all of the conditions for equity classification due to the registration rights and certain other provisions in the financing agreements. As such, the detachable warrants were required to be carried as liabilities at fair value. As noted below, we adopted EITF 00-19-2 and the detachable warrants were subsequently reclassified to equity. The additional warrants and anti-dilution possessed all of the conditions for equity classification and are afforded equity classification.

We early adopted and applied the provisions of SFAS 155 Accounting for Certain Hybrid Instruments which permits fair value remeasurement for any hybrid instrument (on an instrument-by-instrument basis) that contains an embedded derivative that would otherwise have to be bifurcated. Under SFAS 155, the entire hybrid instrument was initially recorded at fair value and subsequent changes in fair value were recognized in earnings. As noted below, the debentures were rolled into a new financing for New Convertible Debentures and Warrants on September 6, 2006. EITF 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments provides that an exchange or modification that substantively modifies future cash flows (defined as over 10%) require treatment as an extinguishment of debt and was applicable for this transaction. The difference between the carrying value of the Bridge Loan debentures at extinguishment of $4,718 and the fair value of the new September 6, 2006 financing totaling $15,229 resulted in a loss on extinguishment of the Bridge Loan of $10,511. In addition, during the three months ended September 30, 2006, we recognized a derivative financial instrument expense of $469 for the increase in the fair value of the Bridge Loan debentures through September 6, 2006 and $484 for the increase in the fair value of the outstanding warrant derivative liability associated with the 685,000 detachable warrants through September 30, 2006.

In December 2006, FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2 (“EITF 00-19-2”), Accounting for Registration Payment Arrangements which changed the way that a contingent obligation under a registration payment arrangement was recorded. FSP EITF 00-19-2 provides that the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. We adopted FSP EITF 00-19-2 effective October 1, 2006. Upon adoption of FSP EITF 00-19-2, the outstanding warrant liability balance associated with the detachable warrants was $1,310. Transition to the provisions of FSP EITF 00-19-2 resulted in a change in accounting principle loss of $589 and an adjustment to additional paid in capital of $1,899. The measurement of the contingent liability related to registration payment arrangements as of December 31, 2006 is nil under the provisions of FASB 5.

Page- 64 -

New Convertible Debentures and Warrants

On September 6, 2006, we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we sold convertible debentures for an aggregate of $4,550. Additionally, the investors of the April 24, 2006 Bridge Loan exchanged $5,000 face value of their convertible debentures plus $226 of accrued interest thereon into the new convertible debentures and the existing and new investors received 4,924,500 warrants. Subject to shareholder approval, the debentures become convertible into shares of common stock at a conversion price of $0.75 per share. Certain of our major shareholders, including our Chairman and Chief Executive Officer, representing approximately 36% of the issued and outstanding common stock, have signed voting agreements agreeing to vote to approve the financing. If we do not obtain shareholder approval, we may be required to pay interest and/or redeem all or a portion of the outstanding convertible debentures by using our limited cash resources instead of using our common stock. Additionally, the warrants will not be exercisable in full and we will be required to continue seeking shareholder approval of the private placements. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrued interest at 12% per annum and the aggregate principal amount becomes due and payable September 6, 2009. The debentures accrue interest at 8% per annum after shareholder approval was obtained in December 2006. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

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

Page- 65 -

Page- 66 -

security holders, including the holders of our publicly traded warrants.

Both the debentures and the warrants contain provisions limiting conversion and exercise, or issuance of shares in lieu of interest, as the case may be, in the event that the holder’s beneficial ownership of our common stock would exceed 9.99%. We concurrently entered into a registration rights agreement with the investors that requires us to register all of the common stock issued and underlying the securities sold to the investors. The registration rights agreement contains customary indemnification and contribution provisions. We filed the registration statement on November 8, 2006.

On March 5, 2007, we obtained amendments and waivers to, the registration rights agreement and the debentures. Pursuant to a letter agreement, the majority of the investors, including Crestview Capital Master, LLC and Toibb Investment LLC agreed to waive the penalty provisions related to an Event for not yet having an effective registration statement, extended the dates for filing a registration statement and all related deadlines, including the date by which the initial registration statement must be declared effective by the SEC, by 120 days. The investors in this offering also agreed that no Event of Default is presently deemed to have occurred under the debentures. The registration statement has not yet been declared effective as of the date of this report.

If we do not obtain effective registration of these private placements, we may be required to pay interest and/or redeem all or a portion of the outstanding convertible debentures by using our limited cash resources instead of using our common stock. Additionally, the warrants will not be exercisable in full and we will be required to continue seeking effective registration of the private placements, which could be costly. We issued to one of the investors additional warrants to purchase up to 360,000 shares of common stock for $1.10 per share. The terms of these warrants are identical to the warrants issued as part of the financing. The warrants were accounted for as additional consideration given to the investors as part of the financing.

In connection with this financing, we issued 546,000 warrants with a 5-year term to the placement agent to purchase our common stock for $1.10 per share.

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

We assumed an expiration term of 5 years, a volatility of 119.33% and interest rate of 4.72%. The estimated fair value of these derivative instruments at inception and December 31, 2006 are as follows:

	Fair Value	Fair Value
(In thousands)	of Debt	of Warrants	Total

September 6, 2006, inception	$21,000	$6,644	$27,644

December 31, 2006	$14,114	$3,123	$17,237

We recognized an expense for derivative financial instruments of $7,865 for the fair value of the New Convertible Debentures and Warrants upon issuance on September 6, 2006.

Page- 67 -

September 29, 2006 Financing

On September 29, 2006 we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we agreed to sell convertible debentures for an aggregate of $4,936. The investors also received an aggregate of 2,468,125 warrants to purchase our common stock. Subject to shareholder approval, the debentures become convertible into shares of common stock at a conversion price of $0.75 per share. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrued interest at 12% per annum and the aggregate principal amount becomes due and payable September 29, 2009. (1) The debentures accrue interest at 8% per annum after shareholder approval was obtained in December 2006. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

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

We have filed a registration statement with the SEC, but due to the large number of shares of common stock being registered relative to the number of shares of our common stock currently outstanding, and the large number of shares of common stock that underlie convertible debentures, we have encountered significant difficulties in having the registration statement declared effective.   We anticipate responding to the SEC's comments and filing an amendment to the registration statement in early April 2007.

We have not obtained any amendments or waivers from these investors and as a result, as of February 1, 2007 we began incurring liquidated damages under the registration rights agreement at the rate of 1.5% of the aggregate amount invested per month until the registration statement is declared effective.  These liquidated damages must be paid in cash, and they accrue interest at a rate of 18% per annum.  Additionally, if the registration statement is not declared effective by the SEC by April 2, 2007, an event of default will occur under the debentures and the holders will be able, at their option, to accelerate all amounts due thereunder.  After an event of default, the debentures begin to accrue interest at the rate of 22% per annum.

Until the registration statement is declared effective by the SEC, we will continue to incur liquidated damages, will be required to pay interest or other required payments in cash rather than stock and could be forced to use our limited cash resources to redeem all or a portion of the outstanding debentures.  We cannot predict when, if ever, the registration statement will be declared effective by the SEC.

In connection with this financing, we issued 499,867 warrants with a 5-year term to the placement agent to purchase our common stock for $1.10 per share.

Page- 68 -

We assumed an expiration term of 5 years, a volatility of 119.33% and an interest rate of 4.72%. The estimated probability of a dilutive financing transaction is based on management’s estimate of such a transaction in the future.

	Fair Value	Fair Value
(In thousands)	of Debt	of Warrants	Total

September 29, 2006, inception	$10,952	$6,610	$17,562

December 31, 2006	$7,120	$3,006	$10,126

We recognized an expense for derivative financial instruments of $12,740 for the fair value of the New Convertible Debentures and Warrants upon issuance.

9.	SHAREHOLDER’S EQUITY

Stock Options and Restricted Stock Units

In September 2001, we established an Incentive Plan Stock Option Plan (“2001 Plan”) under which stock options were granted with vesting periods ranging from one to two years with terms of not more than 10 years and exercise prices equal to the fair market value of the stock at date of grant. A total of 1,428,571 shares of common stock were authorized for issuance under this plan. In July 2004, our Board of Directors and shareholders voted to provide that not more than 871,619 options be issued under the 2001 plan and also voted to create the 2004 Equity Incentive Plan (“2004 Plan”) our Board and shareholders voted to increase the shares available for issuance under the 2004 plan to 5,000,000 shares.

The following table presents the activity for stock options outstanding under the 2001 and 2004 Plans:

				Weighted
	Employee	Employee Non-	Third Party	Average
	Incentive Stock	Qualified Stock	Consultant	Exercise
	Options	Options	Options	Price

Outstanding – December 31, 2004	391,536	160,428	119,357	$ 3.82
Granted	100,000	100,000	-	$ 2.82
Forfeited/Cancelled	(6,250)	(25,000)	(27,641)	$ 3.38
Exercised	(145,713)	(27,500)	(26,215)	$ 3.86
Outstanding – December 31, 2005	339,573	207,928	65,501	$ 3.53
Granted	-	90,000	-	$ 1.38
Forfeited/Cancelled	(39,571)	(101,143)	-	$ 3.34
Exercised	(5,300)	-	(3,571)	$ 3.06
Outstanding - December 31, 2006	294,702	196,785	61,930	$ 3.25

Page- 69 -

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price	Life	Number	Price

At December 31, 2005
$2.42 to $3.50	508,430	$ 3.19	6.84	508,430	$ 3.19
$3.85 to $5.50	104,572	$ 5.08	5.03	104,572	$ 5.08
	613,002	$ 3.51	6.53	613,002	$ 3.51

At December 31, 2006
$1.38 to $3.50	492,417	$ 2.93	5.44	492,417	$ 2.93
$4.46 to $6.26	61,000	$ 5.56	4.64	61,000	$ 5.56
	553,417	$ 3.22	5.35	553,417	$ 3.22

During the year ended December 31, 2005, we reinstated 12,500 stock options at an average exercise price of $3.60 for a third party consultant whose options previously were considered expired as of December 31, 2003. The options were granted under the 2001 Plan and were erroneously considered expired 30 days from the end of the consulting agreement or September 30, 2003 due to terms in the consulting agreement. Since the consulting agreement called for a three-year expiration period, we corrected this error and restated the options outstanding at December 31, 2003.

The following table presents the activity for restricted stock units outstanding under the 2004 Plan:

	# of Restricted	Weighted
	Stock Units	Average
	Granted	Stock Price

Outstanding - December 31, 2005	1,305,290	$6.15
Granted	575,401	$3.08
Forfeited/Cancelled	(167,839)	$4.50
Exercised	(110,935)	$6.18
Outstanding - December 31, 2006	1,601,917	$5.22

Page- 70 -

Warrants – Common Stock

During 2005, we issued 4,268,276 warrants at an exercise price of $3.00 and 1,280,482 warrants at an exercise price of $5.50 as consideration for the acquisition of MPC. Additionally, we issued 300,000 warrants at an exercise price of $3.00 to two investment banking firms for work performed in connection with the merger. During December 2005, we also exchanged an aggregate of 3,161,000 warrants with a $3.00 exercise price for 1,053,667 warrants with a $5.50 exercise price to holders of certain MPC Corporation warrants issued in connection with the merger.

In January and February 2006, holders of certain warrants, issued in connection with the acquisition of MPC, transferred warrants to various other individuals and entities who then exercised those warrants and purchased from us an aggregate of 1,032,267 shares of its common stock at a price of $3.00 per share, for gross proceeds of approximately $3,097 before commissions and other transaction expenses. Concurrent with these transactions, we issued 344,089 new ten-year warrants to the original warrant holders at a purchase price of $5.50 per share. We have recorded an imputed non-cash interest expense of $767 in the first quarter of 2006 based on the Black-Scholes valuation of the warrants issued.

We used the Black-Scholes method to compute the value of the warrants issued in 2005. For the 1,053,667 warrants issued in connection with the warrant exchange, we incurred interest expense of $3,245.

The following table presents the activity for warrants outstanding on our Common Stock:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Outstanding December 31, 2004	3,989,608	$5.44
Issued	6,902,424	$3.85
Forfeited/Cancelled	(357)	$4.38
Exercised	(3,191,466)	$3.01
Outstanding December 31, 2005	7,700,209	$5.02
Issued	10,632,581	$1.25
Forfeited/Cancelled	(1,032,267)	$3.00
Exercised	(2,143)	$3.50
Outstanding December 31, 2006	17,298,380	$2.82

Page- 71 -

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of 5.18 years as of December 31, 2006.

Warrants - Units

As part of our IPO, we issued 90,000 warrants to purchase units (one share and two ordinary share warrants) to underwriters at $9.08 per unit. The underwriters must also pay $0.001 per unit for the warrants. These warrants are exercisable for four years from October 1, 2005. These warrants on units are not included in the above table.

10.	ACQUISITION OF MPC

In July 2005, we acquired MPC. Goodwill of $23,427 resulted from the acquisition based on the excess of the purchase price over the fair value ascribed to MPC’s customer relationships, trade names and the revaluation of certain property, plant and equipment less the liabilities assumed. There was no purchased research and development due to its non-proprietary nature. The consideration for the MPC acquisition consisted of the issuance of our stock and warrants valued at $24,500 including transaction costs. The purchase price calculation is as follows:

The acquisition of MPC has been accounted for as a business combination with MPC Corporation as the acquirer under SFAS No. 141, Business Combinations. The results of MPC have been included with our results since acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of July 25, 2005. An allocation of purchase price to the assets acquired and liabilities assumed at the date of acquisition is presented in the table below. The allocation of the purchase price to tangible and intangible assets is based upon management’s estimates and assumptions as well as an independent third party valuation expert. The purchase price allocation has been adjusted by a net $1,400 since September 30, 2005, as a result of decreased liabilities from those estimated at the time the transaction closed.

The independent third party engaged by us valued the following intangible assets as of the date of the acquisition: customer lists and relationships of $31,950, trade mark and trade name of $2,280 and non-compete agreements of $90. These intangible assets are amortized over their expected lives as estimated by management.

The total purchase price has been allocated as follows

(In thousands):

Current Assets	$ 96,054
Goodwill	23,427
Acquired Intangibles	34,320
Property and Equipment	8,970
Other Assets	2,493

Total Assets Acquired	165,264

Current Liabilities	(97,154)
Current Debt	(24,580)
Long-term Debt	(2,114)
Long-Term Liabilities	(16,916)

Total Purchase Price	$ 24,500

The fair value of our common stock price, as determined by the average closing price on the American Stock Exchange, on the two business days before and after the merger was announced on March 21, 2005, was $3.21. The fair value of the warrants issued were estimated using Black-Scholes valuation assumptions, including a ten year expected life which corresponds to the actual exercise period of the warrant grant, a volatility rate of 25% an approximate risk free interest rate of 3.5% and a zero percentage dividend yield.

The merger costs include investment-banking expenses, legal and accounting fees, printing expenses and other merger related costs. Included in these merger costs is the fair value of warrants issued to certain investment bankers in the amount of $308. This amount was determined using the Black-Scholes pricing model using the same assumptions as discussed above. In addition, merger costs include approximately $545 in severance expenses paid to former MPC employees who have left the Company subsequent to the merger. These costs also include approximately $1,000 in stock compensation costs associated with the accelerated vesting of restricted stock units to these former employees.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of MPC Corporation and MPC, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the year.

Year Ended
December 31, 2005

Revenues	$366,603
Cost of revenue	324,898
Gross margin	41,705
Operating expenses	58,334
Operating loss	(16,629)
Non-operating expense	11,869
Net Loss	$(28,498)
Basic and diluted loss per share	$(3.77)

Page- 72 -

Page- 73 -

11.	RELATED PARTY TRANSACTIONS

Our policies prohibit loans to directors, officers and employees. There were no such loans outstanding at any time during the years ended December 31, 2006 and 2005.

We had a loan outstanding from our founder that arose prior to its IPO and this loan was paid in full as of December 31, 2005.

On September 28, 2005 we entered into a one-year consulting agreement with one of our directors to provide merger and acquisition consulting services. The base fee is $10 per month and there was a success fee of $100 and certain stock awards in the event of a consummated acquisition by the Company. This director has resigned and the agreement has been terminated. This director was also affiliated with Gores Technology Group, the former owner of MPC. The Board of Directors determined that this agreement was on an arms-length basis.

In connection with the April 24, 2006, Bridge Loan, John P. Yeros, our Chairman and Chief Executive Officer, pledged all of his shares of Common Stock to Crestview Capital Master, LLC as security.  This pledge subsequently terminated and the shares have been released. Crestview owns more than 5% of our Common Stock.

In connection with the September 6, 2006, securities purchase agreement, each of our officers and directors entered into a lock-up agreement pursuant to which they agreed not to sell any shares of Common Stock until the earlier of (i) September 6, 2007, and (ii) the date on which such officer or director no longer serves in such capacity, except for certain permitted transfers.  Also in connection with the September 6, 2006 transaction, we retained Crestview as a business consultant through August 31, 2007, unless earlier terminated by either party upon 30 days written notice.  In consideration for the consulting and advisory services to be provided by Crestview, we issued to Crestview warrants to purchase up to 360,000 shares of Common Stock for $1.10 per share.

12.	INCOME TAXES

Through 2006, we have generated losses for both financial reporting and tax purposes. As a result, for income tax return reporting purposes, we may utilize approximately $21,500 of net operating loss carryforwards, which begin to expire in 2022 and are available as late as 2026. The Tax Reform Act of 1986 contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. In July 2005, an independent tax services firm conducted a limited analysis of the availability of the net operating loss carryforwards and determined the estimated Section 382 annual limitations resulting from ownership changes in 2004 and 2005. Barring any change in facts and circumstances or any significant change in ownership or tax laws, we will be able to utilize $967, of net operating losses annually for losses generated prior to the ownership change on September 30, 2004 and $998 annually for losses generated by the us from the post-IPO date to the merger with MPC.

We have determined that $24,899 and $9,102 of deferred tax assets as of December 31, 2006 and 2005, respectively, did not satisfy the realization criteria under accounting principles generally accepted in the United States of America as set forth in SFAS 109, primarily due to the our history of operating losses. Accordingly, a valuation allowance has been recorded against our deferred tax assets. Should management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reversed to the extent of such realizability. The reversal of the valuation allowance, if any, would be recognized as deferred income tax benefit, excluding the reversal of non-qualified stock-based compensation, which will be recognized as an increase to Additional Paid-in Capital.

The significant components of the net deferred tax asset at December 31, 2006 and 2005 consists of the following:

	Years Ended
	December 31
	2006	2005
Deferred Tax Assets
Current
Allowance for Doubtful Accounts and Returns	$ 1,231	$ 926
Capitalized Inventory	160	163
Inventory Reserves	1,990	1,722
Accrued Expenses	236	236
Litigation Reserve	99	152
Net Operating Loss	-	5,340
Valuation Allowance	(3,716)	(8,539)
	-	-
Non-Current
Stock based compensation	2,399	2,207
Accrued Expenses	834	725
Deferred Revenue	11,989	9,422
Net Operating Loss	8,106	-
Other	11	-
Valuation Allowance	(21,184)	(563)
Total Net Deferred Tax Assets	2,155	11,791

Deferred Tax Liabilities
Property Plant and Equipment	(1,436)	(2,390)
Intangible Assets	(715)	(9,397)
Other	(4)	(4)
Total Deferred Tax Liabilities	(2,155)	(11,791)

Net Deferred Tax Asset & Liabilities	$ -	$ -

Income tax expenses differed from the amounts computed by applying the U.S. Federal and State income tax rates to loss before income taxes as a result of the following:

	Years Ended
	December 31
Rate Reconciliation	2006		2005

Book Income Loss Before Taxes	$ (58,716)		$ (16,741)

Federal Tax	(20,551)	-35.00%	(5,692)	-34.00%
State Tax	(1,880)	-3.20%	(693)	-4.14%
Change in Valuation Allowance	16,205	27.60%	5,110	30.53%
Loss on Early Extinguishment of Debt	3,975	6.77%	-	0.00%
Derivative Financial Instrument Expense	1,620	2.76%	-	0.00%
Nondeductible Interest	364	0.62%	1,203	7.18%
Cumulative Effect of Change in Accounting Principle	222	0.38%	-	0.00%
Meals & Entertainment	45	0.08%	65	0.39%
Fines & Penalties	-	0.00%	7	0.04%

Income Tax Benefits	$ -	-	$ -	-

Page- 74 -

13.	SEGMENT INFORMATION

We have re-evaluated our segment disclosures for the year ended December 31, 2006. Our primary business is a computer manufacturing company. We direct sell computer products and services to mid-sized businesses, government agencies and education organizations. Our primary products include a wide range of innovative products, services and support. Our primary products include desktop and notebook systems, multiprocessor network servers, and hardware services. We also provide hardware-related support services such as installation, technical support, parts replacement, and recycling. In addition to PCs, servers, and storage products, we also fulfill our customers’ requirements for third party products produced by other vendors including printers, monitors and software. The geographic region served by us is almost entirely in the United States.

All of our operations share similar economic characteristics. The nature of our products and services, production processes, class of customer, and method of distribution are all similar in nature. Our environment involves the operation of a single plant with no separate identifiable assets. We use a common workforce to produce or service our products. Our operations and production are conducted at one facility and have one production line with a common workforce to produce various computer products for our customers. We direct sell to the U.S. federal government, state and local governments, educational institutions and mid-sized commercial businesses that have similar characteristics. The distribution to these customers is very similar in nature. Furthermore, the types of information and internal reports used by management to monitor performance, evaluate results of operations, allocate resources, and otherwise manage the business support a single reportable segment. Accordingly, based on these similarities, we have concluded our operations may be aggregated into one reportable segment.

For the years ended December 31, 2006 and 2005 revenues earned directly or indirectly from agencies of the U.S. federal government accounted for 39% and 43%,

Page- 75 -

respectively, of total revenues.

14.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We are obligated to make future payments under various contracts, such as operating leases, royalty and licensing agreements and unconditional purchase obligations. The following represents our contractual commitments as of December 31, 2006 (in thousands):

(In Thousands)	Year Ended December 31,
	Total	2007	2008	2009	2010	2011	Thereafter
Operating leases	$ 4,433	$ 3,604	$ 802	$ 18	$ 9
Royalty/licensing agreements(1)	700	700
Note payable and debt	34,834	34,834
Convertible debentures	14,785			14,785
Estimated purchase obligations(2)	17,385	17,385
Other obligations	905	705	90	55	55

Total contractual cash obligations	$ 73,042	$ 57,228	$ 892	$ 14,858	$ 64	$ -	$ -

(1)

We have royalty-bearing license agreements that allow us to sell certain hardware and software that is protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

(2)

Purchase orders represent orders placed by us to purchase goods or services that are generally enforceable, unless cancelled by us before fulfillment and specify all significant terms, including: the quantity to be purchased, the price to be paid and the timing of the purchase.

Page- 76 -

Page- 77 -

Rent expense totaled $2,292 and $1,952 for the years ended December 31, 2006 and 2005, respectively.

We currently lease approximately 340,700 square feet of office and manufacturing space at 906 E. Karcher Road, Nampa, Idaho, under a lease that expires May 31, 2008. Our corporate headquarters are located at the Nampa facility. We lease approximately 4,712 square feet of office space in Waukesha, Wisconsin under a lease that expires Nov 30, 2008. We also lease a regional sales office located in Oakbrook, Illinois, which is 1579 square feet and expires January 31, 2008.

Additionally, we have an office located at 8400 East Crescent Pkwy., Greenwood Village, Colorado under an agreement ending July 31, 2007, with a six month option beyond that date. Prior to relocating to Nampa, Idaho, our corporate headquarters was located in Englewood, Colorado and that space is subleased to a third party through the end of the term of the lease, which is July 31, 2010.

At December 31, 2006 we had outstanding letters of credit totaling $2,800. The letters of credit were fully collateralized with cash on deposit at the issuing bank.

We have entered into employment agreements with two of our key officers. These agreements bear standard employment terms and conditions. The employment agreements are effective through April 1, 2007 and 2008 and automatically extend for additional one-year terms at our option. These agreements carry minimum annual base salaries of approximately $600.

Litigation

Phillip Adams & Associates, LLC

We are a defendant in a lawsuit, alleging infringement of certain patents, relating to floppy disk controller, owned by Phillip Adams & Associates, LLC. We were added to this suit by an amended complaint filed on May 31, 2005 in the U.S. District Court, District of Utah. We have tendered indemnification demands to certain of our component suppliers. Because the case is still in the discovery phase, we are not able to determine the financial impact, if any, arising from an adverse result in the matter.

Bingham McCutchen, LLP

We are a defendant in a lawsuit filed by a law firm seeking damages for unpaid legal services. Bingham McCutchen alleges that approximately $530 is owed for services rendered. The suit was filed on or about December 20, 2006 in the District Court of the 3rd Judicial Court of the State of Idaho, Canyon County. Bingham McCutchen filed, but has not served, the complaint. We are currently engaged in settlement negotiations.

TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd.

We are a defendant in a lawsuit filed by TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd. The suit was filed on February 16, 2007 in the 98th Judicial Court of Travis County, Texas. Alleging that we failed to pay invoices for computer equipment in the amount of approximately $2,200. We dispute the amount owed and are currently investigating claims we have against the plaintiffs.

Wacom Technology Corporation

We are a defendant in a lawsuit filed by Wacom Technology Corporation. This suit was filed on March 6, 2007 in the U.S. District Court, District of Idaho alleging that we have failed to pay invoices for computer equipment in the amount of approximately $1,200. We are currently investigating this dispute.

Other Matters

We are involved in various other legal proceedings from time to time in the ordinary course of our business. We are not currently subject to any other legal proceedings that we believe will have a material impact on our business. However, due to the inherent uncertainties of the judicial process, we are unable to predict the ultimate outcome or financial exposure, if any, with respect to these matters.

15.	SUPPLEMENTAL CASHFLOW INFORMATION

Cash paid for interest for the years ended December 31, 2006 and 2005 was $2,442 and $1,852, respectively.

No cash was paid for income taxes for the years ended December 31, 2006 and 2005.

Year ended December 31, 2006

We settled an outstanding dispute with a vendor in exchange for a cash payment of $240 during the year ended December 31, 2006.

Supplemental disclosure of non-cash activity:

During the year ended December 31, 2006, $325 of common stock was issued for interest and origination fees on a $5,000 bridge loan.

During the year ended December 31, 2006, $56 of notes payable and interest was converted to common stock at a price of $3.00 per share.

During the year ended December 31, 2006, $4 of common stock was surrendered by a former director upon his resignation.

Year ended December 31, 2005

Common stock totaling $11,765 and warrants to purchase common stock totaling $7,241 were issued as consideration for the acquisition of MPC. Note 10 of notes to financial statements provides information on the assets acquired and liabilities assumed in the acquisition of MPC.

Warrants to purchase common stock totaling $308 were issued to investment bankers in conjunction with the acquisition of MPC.

Notes payable totaling $758 was converted to common stock, at an average of $4.23 per share in 2005.

One-year convertible promissory notes totaling $550 were issued to fund acquisition-related investment banking costs.

Acquisition costs totaling $1,323 were funded through the use of accounts payable.

Acquisition costs totaling $1,038 were incurred resulting from the accelerated vesting of restricted stock units for employees terminated as the result of restructuring subsequent to completion of the merger.

Common stock issued totaling $636 was issued in exchange for deferred offering costs/cashless exercise of options

Page- 78 -

and warrants.

We converted $25 of related party notes payable to common stock at $3.50 per share.

Page- 79 -

Page- 80 -

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND	FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to reasonably ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls are also designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO. The evaluation of our disclosure controls performed by our CEO and CFO included obtaining an understanding of the design and objective of the controls, the implementation of those controls and the results of the controls on this report on Form 10-KSB. In the course of the evaluation of disclosure controls, we reviewed the controls that are in place to record, process, summarize and report, on a timely basis, matters that require disclosure in our reports filed under the Securities Exchange Act of 1934. We also considered the adequacy of the items disclosed in this report on Form 10-KSB.

As of the date of the financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation we identified a significant deficiency in our disclosure controls and procedures (discussed below), and the CEO and the CFO concluded that as of September 30, 2006 and June 30, 2006 our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

During the three months ended June 30, 2006, we tested for impairment of our acquired intangible assets. The test, which was performed internally, concluded that the acquired intangible failed the recoverability test under the guidance of SFAS 144 Accounting for the Impairment of Long-Lived Assets. Fair value of the acquired intangibles at June 30, 2006 was calculated and an impairment charge of $13.2 million was recorded for the three months ended June 30, 2006. This impairment charge was reflected in our report of Form 10-QSB for the quarterly periods ended June 30, 2006 and September 30, 2006.

During the performance of our procedures for testing for impairment of acquired intangibles as of December 31, 2006, we consulted with an independent consultant. Upon review of the June 30, 2006 impairment calculation, it was determined that some of the methodology used in determining fair value was not correct in the determination of the impairment of the acquired intangibles, and that the incorrect June 30, 2006 book balance was used in the determination of the impairment of the acquired intangibles. We have determined that the impairment charge at June 30, 2006 should have been $19.5 million. We did not perform a test for the recoverability of our acquired intangible assets for the quarter ended September 30, 2006 because there were no indicators of further impairment at that time. In the preparation of the financial statements for the year ended December 31, 2006, we corrected for this error. We tested for impairment of our acquired intangible assets at December 31, 2006 and noted no impairment was necessary.

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

Page- 81 -

We have also reviewed changes in our internal control over financial reporting during the most recent fiscal quarter, and our CEO and CFO have concluded that there have been no other changes, other than our remediation steps noted above, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item will be set forth under the caption “Directors” and “Executive Officers” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 30, 2007, and is incorporated herein by this reference.

The Company has adopted a code of ethics that applies to its Chairman, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer; principal accounting officer and controller (as well as persons performing similar functions). Any amendments to or waivers from a provision of this code of ethics will be posted on the Company’s web site.

ITEM 10. EXECUTIVE COMPENSATION

The information called for by this Item will be set forth under the caption “Report of the Compensation Committee on Executive Compensation for 2006” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 30, 2007, and is incorporated herein by this reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEICIAL OWNERS AND MANAGEMENT

The information called for by this Item will be set forth under the caption “Report of the Compensation Committee on Executive Compensation for 2006” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 30, 2007, and is incorporated herein by this reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 30, 2007, and is incorporated herein by this reference.

ITEM 13. EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

2.2	Securities Purchase Agreement dated April 24, 2006 (2)

2.3	Securities Purchase Agreement dated September 6, 2006 (3)

2.4	Securities Purchase Agreement dated September 29, 2006 (4)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (5)

3.2	Amended and Restated Bylaws of the Registrant, as amended (19)

4.1	Specimen common stock certificate (6)

4.2	Form of Representative’s Option Agreement for Units (7)

4.3	Form of Warrant Agreement (7)

4.4	Form of Warrant (8)

4.5	2001 Equity Incentive Plan (9)

4.6	2004 Equity Incentive Plan (10)

4.7	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.8	Form of Warrant entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.9	Registration Rights Agreement dated April 24, 2006 entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.10	Form of Lock-up Agreement entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.11	Registration Rights Agreement dated July 25, 2005, as amended December 6, 2006 (11)

4.12	Form of $1.10 Warrant (12)

4.13	Form of $1.60 Warrant (12)

4.14	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.15	Form of Warrant entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.16	Registration Rights Agreement entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.17	Form of Lock-up Agreement entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.18	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.19	Form of Warrant entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

Page- 82 -

4.20	Registration Rights Agreement entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.21*	Form of Letter Agreement amending and waiving provisions of the Registration Rights Agreement dated September 6, 2006 and Convertible Debentures due September 6, 2009

9.1	Form of Voting Agreement entered into in connection with the Securities Purchase Agreement dated September 6, 2006 (3)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (13)

10.2	Form of Indemnity Agreement with each Director and certain Officers (13)

10.3	Management Incentive Plan (14)

10.4	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended (14)

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005, as amended on September 6, 2003 (15)

10.6	Employment Agreement between HyperSpace Communications, Inc. and Michael R. Whyte dated as of October 12, 2006 (16)

10.7	Employment Agreement between HyperSpace Communications, Inc. and Curtis M. Akey dated as of January 8, 2007 (17)

10.8	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC Computers, LLC (18)

10.9	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC-G, LLC (18)

10.10	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC Solution Sales, LLC (18)

10.11	Cross-Collateral and Cross Default Agreement dated November 16, 2006 (18)

10.12	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.13	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.14	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

21.1*	List of Subsidiaries

23.1*	Consent of Ehrhardt Keefe Steiner & Hottman PC (Independent Registered Public Accounting Firm)

31.1*	Certification of the Chairman and Chief Executive Officer of MPC Corporation . pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of MPC Corporation. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of MPC Corporation. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Page- 83 -

** Furnished herewith.

(1) Incorporated by reference to Exhibit No. 2.1 to the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 25, 2005 and on Form 8-K, filed on May 16, 2005 and July 12, 2005.

(2) Incorporated by reference to Exhibits 2.1, 4.1, 4.2, 4.3, and 4,4 respectively, on Form 8K, filed with the Securities and Exchange Commission on April 28, 2006.

(3) Incorporated by reference to Exhibits 2.1, 4.1, 4.2, 4.3, 4.4, and 99.2 respectively, on Form 8K, filed with the Securities and Exchange Commission on September 11, 2006.

(4) Incorporated by reference to Exhibits 2.1, 4.1, 4.2 and 4.3 respectively, on Form 8K, filed with the Securities and Exchange Commission on October 5, 2006.

(5) Incorporated by reference to Exhibit No. 4.1 to the Registrant’s Report on Form S-3, filed with the Securities and Exchange Commission on October 6, 2005.

(6) Incorporated by reference to Exhibit No. 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on July 23, 2004.

(7) Incorporated by reference to Exhibit Nos. 4.7 and 4.8, respectively, to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 1, 2004.

(8) Incorporated by reference to Exhibit No. 4.9 to Amendment No. 7 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 24, 2004.

(9) Incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S8, filed with the Securities and Exchange Commission on July 25, 2005.

(10) Incorporated by reference to Exhibit No. 99.2 on Form S-8, filed with the Securities and Exchange Commission on July 25, 2005

(11) Incorporated by reference to Exhibits 99.1 and 99.2 on Form 8K, filed with the Securities and Exchange Commission on December 12, 2005.

(12) Incorporated by reference to Exhibits 4.1 and 4.2 respectively, on Form 8K, filed with the Securities and Exchange Commission on December 15, 2006.

(13) Incorporated by reference to Exhibit 10.4 and 10.5 on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005.

(14) Incorporated by reference to Exhibit 10.3 and 10.4, respectively on From 10KSB, filed with the Securities and Exchange Commission on March 31, 2006.

(15) Incorporated by reference to Exhibits 10.1 on Form 8-K, filed with the Securities and Exchange Commission on September 30, 2005 and Exhibit 99.3 on Form 8K, filed with the Securities and Exchange Commission on September 11, 2006, respectively.

(16) Incorporated by reference to Exhibit 99.1 on Form 8K, filed with the Securities and Exchange Commission on October 12, 2006.

(17) Incorporated by reference to Exhibit 99.1, on Form 8K, filed with the Securities and Exchange Commission on January 12, 2007.

(18) Incorporated by reference to Exhibit Nos. 99.1, 99.2, 99.3, 99.4, 99.5, 99.6, and 99.7, respectively, on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2006.

(19) Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007.

Page- 85 -

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be set forth under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 30, 2007, and is incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPC Corporation

Date: March 31, 2007	/s/ John P. Yeros
John P. Yeros
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer,
/s/ John P. Yeros	Chairman and Director	March 31, 2007
John P. Yeros	(Principal Executive Officer)

	Vice President and Chief Financial	March 31, 2007
/s/ Michael R. Whyte	Officer,
Michael R. Whyte

/s/ David A. Young	Director	March 31, 2007
David A. Young

/s/ Eric D. Murphy	Director	March 31, 2007
Eric D. Murphy

/s/ Kent L. Swanson	Director	March 31, 2007
Kent L. Swanson

Page- 84 -

Page- 86 -

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

2.2	Securities Purchase Agreement dated April 24, 2006 (2)

2.3	Securities Purchase Agreement dated September 6, 2006 (3)

2.4	Securities Purchase Agreement dated September 29, 2006 (4)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (5)

3.2	Amended and Restated Bylaws of the Registrant, as amended (19)

4.1	Specimen common stock certificate (6)

4.2	Form of Representative’s Option Agreement for Units (7)

4.3	Form of Warrant Agreement (7)

4.4	Form of Warrant (8)

4.5	2001 Equity Incentive Plan (9)

4.6	2004 Equity Incentive Plan (10)

4.7	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.8	Form of Warrant entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.9	Registration Rights Agreement dated April 24, 2006 entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.10	Form of Lock-up Agreement entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.11	Registration Rights Agreement dated July 25, 2005, as amended December 6, 2006 (11)

4.12	Form of $1.10 Warrant (12)

4.13	Form of $1.60 Warrant (12)

4.14	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.15	Form of Warrant entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.16	Registration Rights Agreement entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.17	Form of Lock-up Agreement entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.18	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.19	Form of Warrant entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

Page- 87 -

4.20	Registration Rights Agreement entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.21*	Form of Letter Agreement amending and waiving provisions of the Registration Rights Agreement dated September 6, 2006 and Convertible Debentures due September 6, 2009

9.1	Form of Voting Agreement entered into in connection with the Securities Purchase Agreement dated September 6, 2006 (3)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (13)

10.2	Form of Indemnity Agreement with each Director and certain Officers (13)

10.3	Management Incentive Plan (14)

10.4	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended (14)

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005, as amended on September 6, 2003 (15)

10.6	Employment Agreement between HyperSpace Communications, Inc. and Michael R. Whyte dated as of October 12, 2006 (16)

10.7	Employment Agreement between HyperSpace Communications, Inc. and Curtis M. Akey dated as of January 8, 2007 (17)

10.8	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC Computers, LLC (18)

10.9	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC-G, LLC (18)

10.10	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC Solution Sales, LLC (18)

10.11	Cross-Collateral and Cross Default Agreement dated November 16, 2006 (18)

10.12	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.13	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.14	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

21.1*	List of Subsidiaries

23.1*	Consent of Ehrhardt Keefe Steiner & Hottman PC (Independent Registered Public Accounting Firm)

31.1*	Certification of the Chairman and Chief Executive Officer of MPC Corporation . pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of MPC Corporation. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of MPC Corporation. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
** Furnished herewith.

Page- 88 -

(1) Incorporated by reference to Exhibit No. 2.1 to the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 25, 2005 and on Form 8-K, filed on May 16, 2005 and July 12, 2005.

(2) Incorporated by reference to Exhibits 2.1, 4.1, 4.2, 4.3, and 4,4 respectively, on Form 8K, filed with the Securities and Exchange Commission on April 28, 2006.

(3) Incorporated by reference to Exhibits 2.1, 4.1, 4.2, 4.3, 4.4, and 99.2 respectively, on Form 8K, filed with the Securities and Exchange Commission on September 11, 2006.

(4) Incorporated by reference to Exhibits 2.1, 4.1, 4.2 and 4.3 respectively, on Form 8K, filed with the Securities and Exchange Commission on October 5, 2006.

(5) Incorporated by reference to Exhibit No. 4.1 to the Registrant’s Report on Form S-3, filed with the Securities and Exchange Commission on October 6, 2005.

(6) Incorporated by reference to Exhibit No. 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on July 23, 2004.

(7) Incorporated by reference to Exhibit Nos. 4.7 and 4.8, respectively, to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 1, 2004.

(8) Incorporated by reference to Exhibit No. 4.9 to Amendment No. 7 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 24, 2004.

(9) Incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S8, filed with the Securities and Exchange Commission on July 25, 2005.

(10) Incorporated by reference to Exhibit No. 99.2 on Form S-8, filed with the Securities and Exchange Commission on July 25, 2005

(11) Incorporated by reference to Exhibits 99.1 and 99.2 on Form 8K, filed with the Securities and Exchange Commission on December 12, 2005.

(12) Incorporated by reference to Exhibits 4.1 and 4.2 respectively, on Form 8K, filed with the Securities and Exchange Commission on December 15, 2006.

(13) Incorporated by reference to Exhibit 10.4 and 10.5 on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005.

(14) Incorporated by reference to Exhibit 10.3 and 10.4, respectively on From 10KSB, filed with the Securities and Exchange Commission on March 31, 2006.

(15) Incorporated by reference to Exhibits 10.1 on Form 8-K, filed with the Securities and Exchange Commission on September 30, 2005 and Exhibit 99.3 on Form 8K, filed with the Securities and Exchange Commission on September 11, 2006, respectively.

(16) Incorporated by reference to Exhibit 99.1 on Form 8K, filed with the Securities and Exchange Commission on October 12, 2006.

(17) Incorporated by reference to Exhibit 99.1, on Form 8K, filed with the Securities and Exchange Commission on January 12, 2007.

(18) Incorporated by reference to Exhibit Nos. 99.1, 99.2, 99.3, 99.4, 99.5, 99.6, and 99.7, respectively, on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2006.

(19) Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007.

Page- 89 -