Form 10KSB/A
period 2006-12-31
MPC CORP
filed 2007-04-06
CIK 1289871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
Amendment 1

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

EXPLANATORY NOTE

We are filing this amendment to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the “Original Filing”) of MPC Corporation (formerly, HyperSpace Communications, Inc.). To correct the first table in Note 8 of the consolidated financial statements in Part II, Item 7 that had totals inadvertently deleted in the electronic filing process. No other information has been changed from the original filing and the entire filing is presented including exhibits to the Original Filing.

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

Page - 3 -

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

Page - 4 -

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

Page - 5 -

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

Page - 6 -

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

Page - 7 -

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

Page - 8 -

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

Page - 9 -

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

Page - 10 -

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

Page - 11 -

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

Page - 12 -

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

Page - 13 -

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

Page - 14 -

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

Page - 15 -

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

Page - 16 -

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

Page - 17 -

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

Page - 18 -

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

Page - 19 -

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

Page - 20 -

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

Page - 21 -

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

Page - 22 -

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

Page - 23 -

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

Page - 24 -

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

Page - 25 -

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

Page - 26 -

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

Page - 27 -

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

Page - 28 -

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

Page - 29 -

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

Page - 30 -

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

Page - 31 -

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

Page - 32 -

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

Page - 33 -

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

Page - 34 -

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

Page - 35 -

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

Page - 36 -

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

Page - 37 -

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

Page - 38 -

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

Page - 39 -

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

Page - 40 -

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

Page - 41 -

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

Page - 42 -

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

Page - 43 -

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

Page - 44 -

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

Page - 45 -

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

Page - 46 -

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

Page - 47 -

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

The accompanying notes are an integral part of the consolidated financial statements.

Page - 48 -

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

Page - 49 -

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

Page - 50 -

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

Page - 51 -

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

Page - 52 -

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

Page - 53 -

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

A concentration of risk may exist with respect to our suppliers. We purchase certain products from single sources. In some cases, alternative sources of supply are not available. In other instances, we have established a procurement relationship with a single source if it determines that it makes business sense. In both of these situations, if the supply by a critical single-source supplier were interrupted or suspended, our ability to ship products in a timely manner will be adversely affected. In cases where alternative suppliers are available, the establishment and procurement from these alternative suppliers will result in delays and losses of sales, which will have an adverse effect on our operating results.

Page - 54 -

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

Page - 55 -

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

Page - 56 -

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

Page - 57 -

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

Page - 58 -

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

Page - 59 -

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

Page - 60 -

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

Page - 61 -

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

Page - 62 -

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

8.	DERIVATIVE WARRANT LIABILITES AND CONVERTIBLE DEBENTURES

Derivative warrant liabilities and convertible debentures consist of the following:

(In thousands)
December 31, 2006
	Derivative Warrants	Convertible Debentures
	Fair Value	Fair Value	Face Value

New Convertible Debentures and Warrants	$ 3,123	$ 14,114	$ 9,849
September 29, 2006 Financing	3,006	7,120	4,936
	$ 6,129	$ 21,234	$ 14,785

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

Page - 63 -

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

Page - 64 -

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

Page - 65 -

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

Page - 66 -

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

Page - 67 -

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

Page - 68 -

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

Page - 69 -

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

Page - 70 -

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

Page - 71 -

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

Page - 72 -

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

Page - 73 -

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

For the years ended December 31, 2006 and 2005 revenues earned directly or indirectly from agencies of the U.S. federal government accounted for 39% and 43%, respectively, of total revenues.

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

Page - 74 -

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

Page - 75 -

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

Common stock issued totaling $636 was issued in exchange for deferred offering costs/cashless exercise of options and warrants.

We converted $25 of related party notes payable to common stock at $3.50 per share.

Page - 76 -

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

Page - 77 -

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

Page - 78 -

ITEM 13. EXHBITS

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

Page - 79 -

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

Page - 80 -

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be set forth under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 30, 2007, and is incorporated herein by this reference.

Page - 81 -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPC Corporation

Date: April 6, 2007	/s/ John P. Yeros
John P. Yeros
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Page - 82 -

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

Page - 83 -

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

Page - 84 -