Form 10-Q
period 2007-03-31
MPC CORP
filed 2007-05-15
CIK 1289871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐        TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-115404

MPC CORPORATION

(formerly, HYPERSPACE COMMUNICATIONS, INC.).

(Name of registrant as specified in its charter)

COLORADO	84-1577562
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

906 E. Karcher Rd., Nampa, ID 83687
(Address of principal executive offices)

(208) 893-3434
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes  ☐   No  ☒

As of April 30, 2007 there were 13,075,208 shares of the issuer’s no par value Common Stock outstanding.

Page- 1 -

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” “could,” “should,” “continues,” or “believe,” or the negative or other variations thereof. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot be assured that such expectations will occur. Our actual future performance could differ materially from such statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Our Annual Report on Form 10-KSB for the year ended December 31, 2006 describes many of the significant factors that could cause actual results and events to differ materially and that constitute material risks to our business. You should carefully review the risk factors set forth in such Form 10-KSB, as well as those described in this report. Forward-looking statements apply only as of the date of this report; as such, they should not be unduly relied upon for current circumstances. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

Page- 2 -

ITEM 1: FINANCIAL STATEMENTS

MPC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,519	$4,839
Restricted cash	4,377	4,585
Accounts receivable, net	33,550	45,643
Inventories, net	20,911	18,189
Prepaid maintenance and warranty costs	7,615	6,391
Other current assets	790	935
Total Current Assets	68,762	80,582

Non-Current Assets
Property and equipment, net	4,290	4,914
Goodwill	22,197	22,197
Acquired intangibles, net	9,656	10,108
Long-term portion of prepaid maintenance and warranty costs	1,227	844
Other assets	3,473	3,792
Total Non-Current Assets	40,843	41,855
TOTAL ASSETS	$109,605	$122,437

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$29,544	$32,536
Accrued expenses	4,987	4,354
Accrued licenses and royalties	2,194	1,540
Current portion of accrued warranties	2,211	2,220
Current portion of deferred revenue	17,774	15,607
Notes payable and debt	28,154	34,834
Total Current Liabilities	84,864	91,091

Long Term Liabilities
Non-current portion of accrued warranties	2,040	2,127
Non-current portion of deferred revenue	22,826	22,979
Derivative warrant liability	6,510	6,129
Derivative financial instruments at estimated fair value	19,061	21,234
Total Long Term Liabilities	50,437	52,469
TOTAL LIABILITIES	135,301	143,560

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred Stock, no par value; 1,000,000 shares authorized; no shares issued and outstanding at 2007 and 2006	-	-
Common Stock, no par value, 100,000,000 shares authorized; 13,073,907 and 12,147,438 shares issued and outstanding at 2007 and 2006, respectively	62,062	61,454
Accumulated Deficit	(87,758)	(82,577)
Total Shareholders' Equity (Deficit)	(25,696)	(21,123)

TOTAL LIABILITIES AND EQUITY	$109,605	$122,437

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page- 3 -

MPC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for share data)

	Three Months Ended
	March 31
	2007	2006

Revenue	$56,751	$66,464

Cost of revenue	50,180	58,373

Gross margin	6,571	8,091

Operating expenses
Research and development expense	497	1,150
Selling, general and administrative expense	9,913	10,909
Depreciation and amortization	1,151	2,019
Total operating expenses	11,561	14,078

Operating loss	(4,990)	(5,987)

Other (income) expense
Interest expense, net	1,519	1,478
Change in estimated fair value of derivative financial instruments	(1,246)	-
Other expense	(82)	37
Total other expense	191	1,515

Net loss	$(5,181)	$(7,502)

Basic and diluted weighted average Common
Shares outstanding	12,695	11,347

Basic and diluted loss per Common Share	$(0.41)	$(0.66)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page- 4 -

MPC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net Loss	$(5,181)	$(7,502)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	698	755
Amortization of intangibles	453	1,265
Amortization of deferred loan costs	243	-
Change in estimated fair value of derivative financial instruments	(1,246)	-
Stock compensation expense from vesting of restricted stock units	61	36
Valuation of warrant exchange	-	767
Loss on disposal of assets	-	35
Provision for bad debt	(19)	-
Changes in Assets and Liabilities
Accounts receivable	12,114	10,003
Inventory	(2,722)	807
Prepaid maintenance and warranties	(1,606)	4,268
Other current assets	220	339
Accounts payable and accrued expenses	(2,360)	(6,273)
Accrued licenses and royalties	654	1,601
Accrued warranties	(96)	26
Deferred revenue	2,013	(3,848)
Net cash provided by operating activities	3,226	2,279

INVESTING ACTIVITIES
Purchase of property and equipment	(75)	(77)
Proceeds from the sale of fixed assets	-	2
MPC acquisition costs	-	(437)
Net cash used by investing activities	(75)	(512)

FINANCING ACTIVITIES
Net activity on line of credit	(6,679)	(7,423)
Restricted cash related to letters of credit and financing facility	208	-
Payment of Note Payable	-	(48)
Payments on capital leases	-	(110)
Net Proceeds from the exercise of stock options	-	14
Proceeds from the exercise of warrants	-	3,104
Payment of stock issuance costs	-	(155)
Net cash used by financing activities	(6,471)	(4,618)

Net cash increase (decrease) for period	(3,320)	(2,851)

Cash at beginning of period	4,839	3,897

Cash at end of period	$1,519	$1,046

The accompanying notes are an integral part of the condensed consolidated financial statements

Page- 5 -

Supplemental disclosure of cash flow information:

(In thousands)

Cash paid for interest for the three months ended March 31, 2007 and 2006 was $896 and $780, respectively.

No cash was paid for income taxes for the three months ended March 31, 2007 and 2006.

MPC CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except share data)

The terms “we” “us” and “our” or the “company” as used in this quarterly report refer on a consolidated basis to MPC Corporation and to its wholly-owned subsidiaries, including MPC Computers, LLC, (“MPC”) which we acquired through a merger in July of 2005.

NOTE 1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

We were formed in 2001 as a Colorado-based company named HyperSpace Communications, Inc. and completed an initial public offering (“IPO”) in October 2004. In July 2005, we acquired MPC Computers, LLC, or MPC, which is now a wholly owned subsidiary. We are an enterprise IT hardware business providing products and services to customers in mid-sized businesses, government agencies and education. In January 2007, we changed our name to MPC Corporation.

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

NOTE 2.	GOING CONCERN

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

Management’s plans to continue operations in the ordinary course assume adequate financing initiatives along with continued vendor support through continued or increased credit lines, minimal cancellations of our backlog and successful implementation of previously announced cost cutting initiatives that are expected to be adequate to fund our operations for at least the next twelve months. There can be no assurance that we will be successful in our efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional

Page- 6 -

funding in the event that our financial resources become insufficient. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the merger with MPC, we have been seeking to raise additional funds to operate the business. We have raised $12,139 of equity on the exercise of warrants and $14,486 from the sale of convertible debentures since the acquisition. The funds raised to date are not sufficient to execute our business plan. As noted in Note 4 “Notes Payable and Debt”, we replaced our prior credit facility with Wachovia Capital Finance Corporation (Western) with a new receivables sales financing facility with Wells Fargo Business Credit, Inc. in November 2006, and further amended the facility in February 2007, which has provided us additional limited liquidity. The shortfall in funding has been financed by vendors and other creditors who have allowed us to fall behind on our payment obligations or who have settled amounts due to them at amounts less than the original obligation. This funding shortfall and losses since the acquisition have resulted in extreme liquidity constraints. There can be no assurance that vendors and other creditors will continue to extend credit to us. It may be necessary for us to raise additional funds in the near future and we may not be able to do so. Absent raising a significant amount of additional funds in the near future, there is a material possibility that we will be required to file for bankruptcy protection unless vendors and other creditors continue to waive or defer amounts due. It is also likely that further delays in obtaining financing will do significant harm to vendor relationships and that orders received by us from customers, which are not yet shipped (i.e. in backlog), are at risk of being cancelled.

Some vendors may also be willing to continue to defer payment terms unless we complete additional financing. Certain vendors have entered into agreements with us for settlements of amounts due at less than the full amount owed, and additional vendors and other creditors may be willing to do so. Management is continuing initiatives to reduce overhead expenses and improve gross margins as evidenced by layoffs announced in July, 2006 and through other cost-cutting initiatives.

On April 13, 2006, we received a notice from the American Stock Exchange (“AMEX”) that we had failed to satisfy a continued listing rule due to significant operating losses and inadequate liquidity. We submitted a plan to AMEX on April 26, 2006 advising of the steps to be taken to improve our operating results and liquidity. On June 15, 2006, we announced that the AMEX accepted our plan for regaining compliance with the continued listing standards and granted an extension until June 30, 2006, to regain compliance with continued listing standards. We did not meet all of the continued listing standards by the target date of June 30, 2006, and requested an extension. We met with AMEX on December 12, 2006 and discussed the Company’s financial projections and progress made on the plan submitted to AMEX in April 2006, and again requested an extension to regain compliance. Based on information provided by us to AMEX at the December 12, 2006 meeting, as well as a review by AMEX of subsequent information provided by us, AMEX agreed to grant the Company an extension through May 31, 2007 (the “Revised Plan Period”). Our ability to regain compliance with the continued listing standards will be substantially dependent on our ability to implement adequate financing initiatives, successfully execute our business plan and cost cutting initiatives of which there is no assurance. There can be no assurance that we will be able to continue our listing on the AMEX or that AMEX will grant our request for an additional extension. AMEX will periodically review and assess our progress. If we do not show progress consistent with the plan to regain compliance with continued listing standards, AMEX will review the circumstances and may immediately commence delisting proceedings. Additionally, AMEX is authorized to initiate immediate delisting proceedings as appropriate in the public interest, notwithstanding the grant of the extension through the Revised Plan Period.

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information and Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements include the accounts of MPC Corporation and all of its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and related notes contained in our 2006 Annual Report on Form 10-

Page- 7 -

KSB. The comparative balance sheet and related disclosures at December 31, 2006 have been derived from the audited balance sheet and consolidated footnotes referred to above.

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

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. We had no cash equivalents at March 31, 2007 and December 31, 2006.

Restricted cash

Restricted cash at March 31, 2007 and December 31, 2006 includes $1,521 and $1,500 respectively held as collateral under our receivable financing facility, and $2,856 and $3,085 respectively, held as collateral for outstanding letter of credit.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate reserve against losses resulting from collecting less than full payment on receivables. Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at an estimated realizable value. In judging the adequacy of the allowance for doubtful accounts, the we consider multiple factors including historical bad debt experience, the general economic environment, the aging of our receivables, and the financial condition of the customer A considerable amount of judgment is required when assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. The allowance for doubtful accounts totaled $1,850 and $1,830, respectively, as of March 31, 2007 and December 31, 2006.

Inventory

Inventory is stated at the lower of cost or market, with cost determined on an average cost basis approximating first in first out (FIFO). We regularly evaluate the realizability of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. If circumstances related to our inventories change, estimates of the realizability of inventory could materially change. At March 31, 2007 and December 31, 2006, our inventory valuation allowance totaled $5,335 and $5,185, respectively and was recorded as a reduction of inventory in the consolidated balance sheets. Inventory balances, net of valuation allowances, at March 31, 2007 and December 31, 2006 are:

Page- 8 -

(In thousands)
	March 31, 2007	December 31, 2006

Raw materials	$ 16,087	$ 16,092
Work in process	215	236
Finished goods	4,609	1,861

Total inventory	$ 20,911	$ 18,189

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

Acquired Intangibles, net

Other intangible assets are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that intangible assets with estimable useful lives be amortized over their estimated useful lives, and be reviewed for impairment when changes in circumstances indicate that their carrying amounts are in excess of their estimated fair value. Acquired intangibles are amortized over their estimated useful lives ranging from 4 to 20 years.

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

We assess the recoverability of our long-lived assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the long-lived assets to their estimated fair value. Cash flow projections are subject to a degree of uncertainty and are based on management’s estimate of future performance. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of our long-lived assets are assessed.

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

Page- 9 -

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

Concentrations

A concentration of credit risk may exist with respect to trade receivables, particularly customers within the US Federal Government. We perform ongoing credit evaluations on a significant number of our customers and collateral from our customers is generally not required. Five customers accounted for approximately 60% of trade receivables as of March 31, 2007 and were either agencies of, or resellers to, the Federal government.

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

Page- 10 -

Shipping Costs

Shipping and handling costs are included in cost of revenue in the accompanying consolidated statement of operations for all periods presented.

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

Stock-Based Compensation – Stock Options

During the first quarter of fiscal 2006, we adopted the provisions of and accounted for stock-based compensation in accordance with SFAS 123R, Share-Based Payments, which replaced SFAS 123 and supersedes APB 25. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS 123R applies to new grants and to grants that were outstanding as of the effective date and are subsequently modified. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. All options are granted at fair market value on the date of approval of the grant. Under the provisions of our incentive option plans, employees with vested options who leave our employment, are required to exercise or forfeit their options within 90 days after leaving employment regardless of the exercise period of the initial grant unless the terms of their departure from us allow for such longer time for exercise based on approval of the administrator. All of our stock options were vested as of December 31, 2005, and we ceased using stock options as a compensation tool.

Stock Based Compensation – Restricted Stock Units

Subsequent to the acquisition of MPC, we began issuing Restricted Stock Units (“RSUs”) as stock based compensation to members of our Board of Directors and employees. We record a non-cash compensation expense over the vesting life of the RSUs determined by the number of units granted multiplied by the fair market value at the date of grant. Compensation expense for RSUs issued after the merger is classified on the statement of operations as operating expense. During the three months ended March 31, 2007 and 2006, we recorded $61 and $36 respectively, in stock compensation expense for RSUs issued subsequent to the merger. We record a non-cash compensation expense over the period the restricted stock units vest.

Basic and Diluted Loss Per Share

We apply the provisions of SFAS No. 128, Earnings Per Share. At March 31, 2007 and 2006, dilutive potential common stock of 40,173,165 and 9,173,180, respectively, consisting of stock options, stock warrants, restricted stock units and convertible debt were not included in the computation of diluted loss per share because their effect

Page- 11 -

was antidilutive; however, if we were to achieve profitable operations in the future, they could potentially dilute such earnings. During September and October 2006, we entered into financing arrangements, which have triggered anti-dilution provisions of previously issued securities. See Note 5 – Derivative Warrant Liabilities and Convertible Debentures. We have not yet determined the impact of these provisions. It is possible that the number of potential common stock could be greater than disclosed.

Reclassifications

Certain amounts in prior-period financial statements have been reclassified to conform with the current-period presentation. These reclassifications did not affect net income (loss).

New Accounting Pronouncements

New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

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

Recently Adopted Accounting Standards

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the criteria for the measurement, recognition and derecognition of income taxes under FASB Statement No. 109, Accounting for Income Taxes. It also requires additional financial statement disclosures about uncertain tax positions including classification, interest and penalties. FIN 48 is effective January 2007. Because we have not been profitable since our initial public offering and the uncertainty as a going concern, we have not realized any deferred tax assets. FIN No. 48 did not have a material impact on our financial position or results of operations. If our tax status were to change in the future, we would have to reevaluate the impact of FIN No. 48 on our financial position and results of operations at that time.

NOTE 4	NOTES PAYABLE AND DEBT

(In thousands)
	March 31, 2007	December 31, 2006
Wells Fargo Receivables Advance Facility	$27,484	$34,164
Debt Incurred in Merger	370	370
Convertible Bridge Loans	300	300
Total Notes Payable and Debt	$28,154	$34,834

Wells Fargo Receivables Advance Facility

On November 16, 2006 we entered into an agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) for an accounts receivable assignment and advance facility (“Receivables Advance Facility”) that replaced our existing line of credit with Wachovia Capital Finance Corporation (Western) (“Wachovia”). Under the new facility, we may assign to Wells Fargo, and Wells Fargo may purchase from us, Accounts (as defined in the Receivables Advance Facility). Wells Fargo will advance 90% of the value of the purchased Accounts. Wells Fargo may adjust the

Page- 12 -

advancement percentage at any time in its commercially reasonable discretion upon prior notice to us. We will pay fees equal to the Wells Fargo Prime Rate (as defined in the Receivables Advance Facility), plus 1.75% per annum multiplied by the total amount of Accounts purchased and not yet paid by our customers, computed daily. The effective rate at March 31, 2007 was 10.0%. Wells Fargo has the right to require that we re-purchase the Accounts in the event our customer does not pay the receivable within a timeframe specified under the Receivables Advance Facility, if a material customer dispute arises or in the event of a default under the Receivables Advance Facility. The Receivables Advance Facility is subject to customary default provisions. Wells Fargo has discretion under the Receivables Advance Facility as to the accounts purchased and the percentage advanced after submission of the Account for approval. Wells Fargo is not obligated to buy any Account from us that Wells Fargo does not deem acceptable in its sole discretion. There is no minimum amount of Accounts to be purchased by Wells Fargo under the Receivables Advance Facility. The facility is secured by substantially all of our assets. The Receivables Advance Facility is for a term of three (3) years. There is an annual fee of $100 in addition to a minimum fee. Early termination fees apply if the Receivables Advance Facility is terminated before the end of their term. The Receivables Advance Facility also provides for a $1,500 collateral account for the benefit of Wells Fargo for repayment of any obligations arising under the Receivables Advance Facility.

In February 2007, we entered into an amendment of the Receivables Advance Facility under which Wells Fargo agreed to advance an additional 7.5% of the face amount of currently outstanding accounts assigned to Wells Fargo, provided that the total advance does not exceed 97.5% of the face amount of any account (the “Temporary Advance”), and increase the advance rate on new accounts assigned to Wells Fargo to 98% of the amount of the accounts for a period of eight weeks (the “Special Facility Period”). We must repay the difference between the Advance and the Temporary Advance within four weeks after termination of the Special Facility Period. Failure to repay amounts advanced under the Special Facility would constitute an event of default under the Agreements. At any time when the Temporary Advance has been paid in full for a minimum of 60 days, we may request that the Special Facility be reinstated for another eight week period with repayment to be made within four weeks.

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

Warrants and convertible debt issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force (“EITF”) Issue 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 provides that derivatives should be classified as either equity or a liability. If the derivative is determined to be a liability, the liability is fair valued each reporting period with the changes recorded to the consolidated balance sheet and consolidated statement of operations. In regard to the convertible debt set out above, we determined that the embedded conversion option qualified as equity under EITF 00-19 and would not be subject to bifurcation from the host instrument.

NOTE 5	DERIVATIVE WARRANT LIABILITES AND CONVERTIBLE DEBENTURES

Page- 13 -

Derivative warrant liabilities and convertible debentures consist of the following:

(In thousands)
March 31, 2007
	Derivative Warrants	Convertible Debentures
	Fair Value	Fair Value	Face Value

New Convertible Debentures and Warrants	$ 3,329	$ 12,921	$ 9,849
September 29, 2006 Financing	3,181	6,140	4,636
	$ 6,510	$ 19,061	$ 14,485

(In thousands)
December 31, 2006
	Derivative Warrants	Convertible Debentures
	Fair Value	Fair Value	Face Value

New Convertible Debentures and Warrants	$ 3,123	$ 14,114	$ 9,849
September 29, 2006 Financing	3,006	7,120	4,936
	$ 6,129	$ 21,234	$ 14,785

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

The convertible debentures accrued interest at 10% per annum and the $5,000 aggregate principal amount was originally scheduled to become due and payable July 24, 2006. We prepaid interest expense through July 24, 2006 with 40,064 shares of common stock at the time of the closing. On July 24, 2006, the maturity date on these debentures was extended to August 24, 2006 in return for an increase to the effective interest rate to 12%, payable in cash, for the period July 24, 2006 to August 24, 2006.

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

New Convertible Debentures and Warrants

On September 6, 2006, we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we sold convertible debentures for an aggregate of $4,550. Additionally, the investors of

Page- 14 -

the April 24, 2006 Bridge Loan exchanged $5,000 face value of their convertible debentures plus $226 of accrued interest thereon into the new convertible debentures and the existing and new investors received 4,924,500 warrants. The debentures become convertible into shares of common stock at a conversion price of $0.75 per share. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrue interest at 8% per annum after shareholder approval was obtained in December 2006, and the aggregate principal amount becomes due and payable September 6, 2009. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

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

Both the debentures and the warrants contain provisions limiting conversion and exercise, or issuance of shares in lieu of interest, as the case may be, in the event that the holder’s beneficial ownership of our common stock would exceed 9.99%. We concurrently entered into a registration rights agreement with the investors that requires us to register all of the common stock issued and underlying the securities sold to the investors. The registration rights agreement contains customary indemnification and contribution provisions. We filed the registration statement with the Securities and Exchange Commission (”SEC”) on November 8, 2006 and amendments to the registration statement on January 12, 2007 and April 9, 2007, but due to the large number of shares of common stock being registered relative to the number of shares of our common stock currently outstanding, and the large number of shares of common stock that underlie convertible securities, we have encountered significant difficulties in having the registration statement declared effective. The registration statement is not yet effective and we cannot predict when, if ever, it will be declared effective by the SEC.

On March 5, 2007, we obtained amendments and waivers to, the registration rights agreement and the debentures. Pursuant to a letter agreement, the majority of the investors, including Crestview Capital Master, LLC and Toibb Investment LLC agreed to waive the penalty provisions for not yet having an effective registration statement, extended the dates for filing a registration statement and all related deadlines, including the date by which the initial registration statement must be declared effective by the SEC, by 120 days. The investors in this offering also agreed that no Event of Default is presently deemed to have occurred under the debentures. The 120-day extension period has lapsed and the registration statement has not yet been declared effective as of the date of this report. If we do not obtain effective registration of these private placements, we may be required to pay interest and/or redeem all or a portion of the outstanding convertible debentures by using our limited cash resources instead of using our common stock. Additionally, the warrants will not be exercisable in full and we will be required to continue seeking effective registration of the private placements, which could be costly.

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

Page- 15 -

(iii) Certain buy-in and share delivery features met the definition for derivative accounting. However, we determined that share delivery was within our control and, therefore, the value of this feature would be de minimus.

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

We applied the provisions of SFAS 155 for the New Convertible Debentures and Warrants as a hybrid instrument that contains an embedded derivative that would otherwise have to be bifurcated. The entire hybrid instrument was therefore initially recorded at fair value and subsequent changes in fair value were recognized in earnings.

We assumed an expiration term of 4.4 years, a volatility of 95.04% and interest rate of 4.54%. The estimated fair value of these derivative instruments at March 31, 2007 and December 31, 2006 are as follows:

	Fair Value	Fair Value
(In thousands)	of Debt	of Warrants	Total

December 31, 2006	$14,114	$3,123	$17,237

March 31, 2007	$12,921	$3,329	$16,250

September 29, 2006 Financing

On September 29, 2006 we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we agreed to sell convertible debentures for an aggregate of $4,936. The investors also received an aggregate of 2,468,125 warrants to purchase our common stock. The debentures become convertible into shares of common stock at a conversion price of $0.75 per share. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrue interest at 8% per annum after shareholder approval was obtained in December 2006 and the aggregate principal amount becomes due and payable September 29, 2009. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

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

We filed the registration statement with the SEC on November 8, 2006 and amendments to the registration statement on January 12, 2007 and April 9, 2007, but due to the large number of shares of common stock being registered relative to the number of shares of our common stock currently outstanding, and the large number of shares of common stock that underlie convertible securities, we have encountered significant difficulties in having the registration statement declared effective.

We have not obtained any amendments or waivers from these investors and as a result, as of February 1, 2007 we began incurring liquidated damages under the registration rights agreement at the rate of 1.5% of the aggregate amount invested per month until the registration statement is declared effective.  These liquidated damages must be paid in cash, and they accrue interest at a rate of 18% per annum. We have notified the investors that we are currently unable to pay the interest and will accrue the interest to their account. There is no assurance that they will

Page- 16 -

allow us to defer payment of the liquidated damages. We accrued $366 thousand in liquidated damages during the three months ended March 31, 2007 under the registration rights agreement. Additionally, since the registration statement was not declared effective by the SEC by April 2, 2007, an event of default occurred under the debentures and the holders are now able, at their option, to accelerate all amounts due thereunder. The holders have not yet chosen to accelerate such amounts due thereunder. After an event of default, the debentures would begin to accrue interest at the rate of 22% per annum.

Until the registration statement is declared effective by the SEC, we will continue to incur liquidated damages, may be required to pay interest or other required payments in cash rather than stock and could be forced to use our limited cash resources to redeem all or a portion of the outstanding debentures. The registration statement is not yet effective and we cannot predict when, if ever, the registration statement will be declared effective by the SEC.

In connection with this financing, we issued 499,867 warrants with a 5-year term to the placement agent to purchase our common stock for $1.10 per share.

We assumed an expiration term of 4.4 years, a volatility of 95.04% and an interest rate of 4.54%. The estimated probability of a dilutive financing transaction is based on management’s estimate of such a transaction in the future.

	Fair Value	Fair Value
(In thousands)	of Debt	of Warrants	Total

December 31, 2006	$7,120	$3,006	$10,126

March 31, 2007	$6,140	$3,181	$9,321

NOTE 6	SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2007, we issued 409,700 shares of common stock upon conversion of $300 face value of convertible debentures plus accrued interest with a fair value of $546. We also issued 516,769 shares of common stock upon the vesting of restricted stock units.

NOTE 7	LITIGATION

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

Bingham McCutchen, LLP

We are a defendant in a lawsuit filed by a law firm seeking damages for unpaid legal services. Bingham McCutchen alleges that approximately $530 is owed for services rendered. The suit was filed on or about December 20, 2006 in the District Court of the 3rd Judicial Court of the State of Idaho, Canyon County. Bingham McCutchen filed, but has not served, the complaint. The parties have agreed to a settlement and settlement documents are being prepared.

TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd.

We are a defendant in a lawsuit filed by TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd. The suit was filed on February 16, 2007 in the 98th Judicial Court of Travis County, Texas, alleging that we failed to pay invoices for computer equipment in the amount of approximately $2,200. We dispute the amount owed and are currently investigating claims we have against the plaintiffs.

Wacom Technology Corporation

Page- 17 -

We are a defendant in a lawsuit filed by Wacom Technology Corporation. This suit was filed on March 6, 2007 in the U.S. District Court, District of Idaho alleging that we have failed to pay invoices for computer equipment in the amount of approximately $1,200. Wacom has filed a motion for default judgement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the results of operations and financial condition should be read in conjunction with the financial statements and related notes included in Item 1 of this report and with the Company’s Annual Report in Form 10-KSB for the year ended December 31, 2006.

OVERVIEW AND EXECUTIVE SUMMARY

We were formed in 2001 as a Colorado-based software company and completed an IPO. In July 2005, we acquired MPC, which is now our wholly owned subsidiary. Because of the MPC acquisition, the size and nature of our business and sales and marketing strategy has changed significantly from the time of our IPO. All discussion in this section will cover our ownership of MPC as our only current business.

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

Strategic Plans and Initiatives

Following the MPC acquisition, we completed a strategic planning process in which we identified a new direction for the company. The desktop and notebook market is intensely competitive and customers increasingly see those products as commodities. We have also seen a trend toward notebooks and away from desktops. We will keep our focus on these products to maintain our market position. Our vision is to become an enterprise IT hardware business providing products and services to customers in mid-sized businesses, government agencies and education. This strategy directs our focus to grow our server and storage business, while taking advantage of opportunities in our traditional desktop and notebook PC markets.

In 2006 we implemented several strategic initiatives including, the following:

• Aligning our cost structure with our revenue and margin levels;
• Streamlining executive management;
• Realigning the MPC manufacturing process to a linear staffing methodology to improve overall efficiency

Page- 18 -

• Reducing overhead spending in areas such as marketing, IT, research and development and human resources.

Although these initiatives will reduce our expense base, we cannot assure that we will be profitable going forward.

Gross Margin Initiatives

We launched initiatives to improve gross margin beginning in January 2006. We are focusing on returns, freight costs, manufacturing productivity and customer evaluation units as areas of opportunity to improve our gross margins. We continue to be active in cost management and constantly seek ways to run our business more cost effectively. There can be no assurance that improvements can be achieved.

Furthermore, we expect to focus on:

• Increasing the liquidity in our business and improving our balance sheet;
• Improving our gross margins;
• Continuing to make our operations more cost efficient;
• Seeking ways to sell and distribute our products more effectively;
• Penetrating segments of the US Federal Government where we have historically not made significant sales;
• Continuing to increase our sales to the mid-size enterprise market which typically has higher margins; and
• Working with our vendors to negotiate further credit extensions or larger lines of credit

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS	Three months ended
(In millions)	March 31,
	2007	2006	% Change

Revenue	$ 56.8	$ 66.5	-14.6%

Cost of revenue	50.2	58.4	-14.0%

Gross Margin	6.6	8.1	-18.5%
Gross Margin %	11.6%	12.2%

Operating Expenses
Research and development expense	0.5	1.2	-58.3%
Selling, general and administrative	9.9	10.9	-9.2%
Depreciation and amortization	1.2	2.0	-40.0%
Total Operating Expenses	11.6	14.1	-17.7%
Operating expenses as a % of Revenue	20.4%	21.2%

Operating Loss	$ (5.0)	$ (6.0)	-16.7%
Operating Loss as a % of Revenue	-8.8%	-9.0%

Other (Income) Expense
Interest expense, net	1.5	1.5
Change in estimated fair value of derivative financial instruments	(1.2)	-
Other expense	(0.1)	-
Total Other (Income)/Expense	0.2	1.5

Net loss	$ (5.2)	$ (7.5)

OPERATING RESULTS

Total Revenue

Revenue for the three months ended March 31, 2007 was $56.8 million, a decline of $9.7 million or 14.6% from the comparable period in 2006. The decrease in revenue was due to lower sales to our commercial, state/local

Page- 19 -

government, and education customers. Due to our cash constraints in the second half of 2006, many of these customers’ orders were delayed and they therefore placed fewer orders with us during the first quarter of 2007. With the improvements we have achieved with our liquidity situation, our on-time delivery has improved and we hope to regain these customers’ business in 2007. Our orders in backlog decreased from approximately $28 million at the end of 2006 to approximately $22 million at the end of the first quarter 2007. Lower revenues from commercial, state/local government, and education customers were partially offset by higher revenues to federal government customers.

Additionally, our contract with the Department of Veterans Affairs (“VA”) terminated in August 2006. We were required to seek sales to the VA under other contracts that are less advantageous. Such restrictions had a negative effect on our revenues during our first quarter of 2007. VA sales in the first quarter amounted to approximately 7% of our revenues, compared to approximately 11% for the same period last year. We anticipate sales to the VA will improve in future periods. In April 2007, we were awarded a prime contractor position as a small business manufacturer on a new federal government-wide acquisition contract for the procurement of IT hardware and software. Federal agencies using the contract can meet their small-business procurement goals by purchasing from us under this contract. The contract, which runs over a seven-year period, allows several large federal agencies, including the VA, to procure IT hardware and software. We anticipate making deliveries under the contract beginning in June 2007. There can be no assurance that material sales under the contract will be achieved, as such contracts with federal, state and local governments do not guarantee any level of sales.

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

Gross Margin

Our gross margin as a percentage of revenue for the three months ended March 31, 2007 declined to 11.6% from 12.2% for the same period in 2006. Our cost cutting initiatives in 2006 to improve gross margin were offset, in part, by liquidity issues primarily in the third and fourth quarters of 2006, and to a lesser degree in the first quarter of 2007, resulting in lower sales and a lower utilization rate of our fixed labor costs. Our overall reduction in gross margins in the first quarter of 2007 was offset, in part, as our liquidity improved somewhat as a result of having greater access to our Receivables Advance Facility with Wells Fargo. We experienced lower gross margins from sales of our desktop and PC notebook products, as more customers view these products as a commodity, with price being the primary purchasing criteria.

Research and Development Expenses

Research and development expenses of $0.5 million decreased $0.7 million or 58.3% for the three months ended March 31, 2007 from $1.2 million in the first quarter of 2006, primarily due to our cost cutting initiatives in 2006.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the three months ended March 31, 2007 were $9.9 million, a decline of $1.0 million or 9.2% from the same period in 2006. The decline in SG&A is primarily a result of ongoing cost reduction efforts and reduced commissions due to decreased sales. The restructuring actions announced in July 2006 began to have an effect on SG&A expenses during the fourth quarter of 2006, and have continued into our first quarter results.

Depreciation and Amortization

Deprecation and amortization consists of depreciation of purchased fixed assets and the non-cash amortization of acquired intangibles at the time of the merger with MPC in July 2005. Depreciation and amortization declined $0.8 million or 40.0% for the three months ended March 31, 2007 from the comparable quarter of 2006, primarily due to the $19.5 million impairment of acquired intangibles during the second quarter of 2006. The impairment resulted in a lower remaining balance of acquired intangibles and therefore a reduction of future amortization expense.

Change in Estimated Fair Value of Derivative Financial Instruments

Page- 20 -

On April 24, 2006, we sold convertible debentures (the Bridge Loan) for an aggregate of $5.0 million and issued 1.37 million 5-year warrants to purchase, our common stock for $3.12 per share, and the fair value of our common stock on the date of the close of the transaction. These debentures plus accrued interest thereon were rolled into a new financing (New Convertible Debentures) on September 6, 2006 for which we received $4.55 million. In addition, we issued 4.9 million 5-year warrants to purchase our common stock for $1.10 per share, which was below the market value per share of $1.61 of our common stock on that date. As a result of anti-dilution provisions, the conversion price of the Bridge Loan warrants was reduced to $1.10. We entered into another financing (September 29, 2006 Financing) in which we sold $4.9 million of convertible debentures and issued 2.5 million 5-year warrants to purchase our common stock for $1.10 per share, which was below the market value of our common stock on that date. Additional warrants were issued in connection with these transactions.

These convertible debentures and warrants are derivative financial instruments that are carried at fair value as derivative liabilities. See Note 5 – “Derivative Warrant Liabilities and Convertible Debentures” in Notes to Consolidated Financial Statements in Item 1 of this report for more information regarding these financial instruments. During the three months ended March 31, 2007, we recognized income of $1.2 million, related to changes in fair value of these derivative financial instruments primarily as a result of a decline in the market price of our stock during the first quarter of 2006. We had no derivative liabilities during the three months ended March 31, 2006.

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

OFF BALANCE SHEET ARRANGEMENTS

We have no off the balance sheet arrangements.

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

NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial

Page- 21 -

Liabilities - Including an Amendment of FASB Statement 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

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

Recently Adapted Accounting Standards

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the criteria for the measurement, recognition and derecognition of income taxes under FASB Statement No. 109, Accounting for Income Taxes. It also requires additional financial statement disclosures about uncertain tax positions including classification, interest and penalties. FIN 48 is effective January 2007. Because we have not been profitable since our initial public offering and the uncertainty as a going concern, we have not realized any deferred tax assets. FIN No. 48 did not have a material impact on our financial position or results of operations. If our tax status were to change in the future, we would have to reevaluate the impact of FIN No. 48 on our financial position and results of operations at that time.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of GAAP financial statements requires certain estimates, assumptions, and judgments to be made that may affect our consolidated statement of financial position and results of operations. Critical accounting estimates are those that are most important and material to our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We believe our most critical accounting policies and estimates relate to revenue recognition, including reserves needed for possible future returns and discounts; the carrying value and usefulness of inventory and related inventory reserves; the timing and amount of future warranty obligations; accounting for derivative financial instruments; and the impairment of acquired intangible assets. We have discussed the development, selection, and disclosure of our critical accounting policies and use of estimates with the Audit Committee of our Board of Directors. These critical accounting policies and our other accounting policies are described in Note 1 of “Notes to Interim Consolidated Financial Statements” included in “Item 1 — Financial Statements.”

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

Page- 22 -

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

We face significant constraints with respect to our liquidity and working capital. As of March 31, 2007, we had cash

Page- 23 -

and cash equivalents of $1.5 million, current assets of $68.8 million and our current liabilities (exclusive of deferred revenue which is not yet earned) totaling $67.1 million. At March 31, 2007 our shareholder’s equity was a deficit of $25.7 million. Our operations have not generated positive annual cash flows since our IPO. For the three months ended March 31, 2007, cash provided by operating activities was $3.2 million.

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

Funds raised through private placements, through the warrant exercises and through the Receivable Advance Facility have not been sufficient to fully address our liquidity constraints. We may need to raise a significant amount of additional funds to satisfy supplier payment obligations and to cover continued operating losses and negative operating cash flow. There can be no assurance that we will be able to secure additional sources of financing. Even if we do obtain additional funding, the amount of such funding may not be sufficient to fully address all of our liquidity constraints. If we are unable to obtain significant additional liquidity from third party financing sources, it will be difficult or impossible for us to cure our liquidity needs, and we may be forced to seek additional extension of credit terms with creditors and suppliers, which they may not be willing to provide. We may incur additional

Page- 24 -

interest expenses or grant other concessions to suppliers in return for granting additional terms. Continuing liquidity constraints could negatively and materially impact our business and results of operations. In particular, our liquidity constraints could impact our ability to obtain components from suppliers, our ability to satisfy obligations to customers and to sell additional product to customers in the future, our ability to retain key employees and our ability to fund capital expenditures or execute our business strategies, or could result in bankruptcy.

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

Page- 25 -

additional debt.

New Convertible Debentures and Warrants

On September 6, 2006, we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we sold convertible debentures for an aggregate of $4.6 million. Additionally, the investors of the April 24, 2006 bridge loan exchanged $5 million face value of their convertible debentures plus accrued interest thereon into the new convertible debentures and the existing and new investors received 4,924,500 additional warrants. The debentures become convertible into shares of common stock at a conversion price of $0.75 per share. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrue interest at 8% per annum after shareholder approval was obtained in December 2006 and the aggregate principle amount becomes due and payable September 6, 2009. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

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

Both the debentures and the warrants contain provisions limiting conversion and exercise, or issuance of shares in lieu of interest, as the case may be, in the event that the holder’s beneficial ownership of our common stock would exceed 9.99%. We concurrently entered into a registration rights agreement with the investors that requires us to register all of the common stock issued and underlying the securities sold to the investors. The registration rights agreement contains customary indemnification and contribution provisions. We filed the registration statement with the SEC on November 8, 2006 and amendments to the registration statement on January 12, 2007 and April 9, 2007, but due to the large number of shares of common stock being registered relative to the number of shares of our common stock currently outstanding, and the large number of shares of common stock that underlie convertible securities, we have encountered significant difficulties in having the registration statement declared effective. The registration statement is not yet effective and we cannot predict when, if ever, it will be declared effective by the SEC. On March 5, 2007, we obtained amendments and waivers to, the registration rights agreement and the debentures. Pursuant to a letter agreement, the majority of the investors, including Crestview Capital Master, LLC and Toibb Investment LLC agreed to waive the penalty provisions for not yet having an effective registration statement, extended the dates for filing a registration statement and all related deadlines, including the date by which the initial registration statement must be declared effective by the SEC, by 120 days. As of the date of this report the 120-day extension period has lapsed and the registration statement is not yet effective. The investors in this offering also agreed that no event of default is presently deemed to have occurred under the debentures.

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

September 29, 2006 Financing

On September 29, 2006 we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we sold convertible debentures for an aggregate of $4.9 million. The investors also received an aggregate of 2,468,125 warrants to purchase our common stock. Subject to shareholder approval, the debentures become convertible into shares of common stock at a conversion price of $0.75 per share. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrue interest at 8% per annum and the aggregate principal amount becomes due and payable September 29, 2009. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

Page- 26 -

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

We filed the registration statement with the SEC on November 8, 2006 and amendments to the registration statement on January 12, 2007 and April 9, 2007, but due to the large number of shares of common stock being registered relative to the number of shares of our common stock currently outstanding, and the large number of shares of common stock that underlie convertible securities, we have encountered significant difficulties in having the registration statement declared effective.

We have not obtained any amendments or waivers from these investors and as a result, as of February 1, 2007, we began incurring liquidated damages under the registration rights agreement at the rate of 1.5% of the aggregate amount invested per month until the registration statement is declared effective.  These liquidated damages must be paid in cash, and they accrue interest at a rate of 18% per annum.  Additionally, since the registration statement was not declared effective by the SEC by April 2, 2007, an event of default occurred under the debentures and the holders are now able, at their option, to accelerate all amounts due thereunder. The holders have not yet chosen to accelerate such amounts. After an event of default, the debentures begin to accrue interest at the rate of 22% per annum.

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

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2007, estimated purchase obligations increased $5.4 million. In addition, $300 thousand face value plus accrued interest of convertible debentures were converted to common stock with a fair value of $546 thousand. There were no other material changes in our contractual obligations during the three months ended March 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our Wells Fargo Receivable Assignment Facility. The interest rate is a floating rate based on the prime rate plus a percentage. If interest rates continue to rise we will be subject to higher interest payments if outstanding balances remain unchanged.

We have convertible debentures and warrants that are derivative financial instruments and are carried at fair value as derivatives liabilities. The fair values are determined in part by, and fluctuate with, the market value of our stock. If the market price of our stock increases during a period the fair value of the derivatives is expected to increase and will adversely affect our earnings. A decline in the market price of our stock will cause a decrease in fair value of the derivatives and have a positive impact to earnings.

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

Page- 27 -

or other foreign currency hedging arrangements. Management continues to evaluate the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies may need to be employed.

We depend on a relatively small number of third party suppliers for substantially all the components in our PC systems. Additionally, we maintain several single-source supplier relationships primarily to increase our purchasing power with these suppliers. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We do not have long-term supply contracts with suppliers that would require them to supply products to us for any specific period or in any specific quantities, which could result in shortages or delays. Supplier risks have also increased due to our liquidity problems and many suppliers have reduced credit limits and terms. Some suppliers do not grant us credit at all and require us to pre-pay for products. There is no assurance, absent future financing, that suppliers will continue to grant us credit at all. Should an increasing number of suppliers reduce or cancel our credit terms, and we are forced to pre-pay for products, it would have a material negative impact on our business and results of operations. In the event we are unable to prepay suppliers, bankruptcy could be a result.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to reasonably assure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls are also designed to reasonably assure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The evaluation of our disclosure controls performed by our CEO and CFO included obtaining an understanding of the design and objective of the controls, the implementation of those controls and the results of the controls on this report on Form 10-Q. In the course of the evaluation of disclosure controls, we reviewed the controls that are in place to record, process, summarize and report, on a timely basis, matters that require disclosure in our reports filed under the Securities Exchange Act of 1934. We also considered the adequacy of the items disclosed in this report on Form 10-Q.

As of the date of the financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation the CEO and the CFO concluded that as of March 31, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

We have also reviewed changes in our internal control over financial reporting during the most recent fiscal quarter, and our CEO and CFO have concluded that there have been no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Bingham McCutchen, LLP

We are a defendant in a lawsuit filed by a law firm seeking damages for unpaid legal services Bingham McCutchen alleges that approximately $530,000 is owed for services rendered. This suit was filed on or about December 20,

Page- 28 -

2006 in the District Court of the 3rd Judicial Court of the State of Idaho, Canyon County. Bingham McCutchen filed, but has not served, the complaint. The parties have agreed to a settlement and settlement documents are being prepared.

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

Wacom Technology Corporation

We are a defendant in a lawsuit filed by Wacom Technology Corporation. This suit was filed on March 6, 2007 in the U.S. District Court, District of Idaho alleging that we have failed to pay invoices for computer equipment in the amount of approximately $1.2 million. Wacom has filed a motion for default judgement.

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

ITEM 1A.	RISK FACTORS

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

We face significant constraints with regard to liquidity and working capital that have and will probably continue to negatively impact our business. Due to these liquidity constraints, our external independent auditors issued reports containing a going concern qualification for the years ended December 31, 2006 and 2005 in their audit reports dated March 31, 2007 and March 20, 2006, respectively. We have pursued alternatives to increase our liquidity and ability to fund working capital. In December 2005, and January and February 2006, holders of warrants issued in connection with the acquisition of MPC transferred such warrants to various other individuals and entities who then exercised those warrants and purchased from us an aggregate of 4,193,267 shares of common stock at a price of $3.00 per share, for gross proceeds before expenses and commissions of $12.6 million. In April 2006, we entered into a private securities purchase agreement with investors for the sale of convertible debentures and warrants that resulted in gross proceeds to us before expenses and commissions of $5 million. In September and October 2006, we completed two private placements of convertible debentures and warrants that resulted in gross proceeds to us before expenses and commissions of $9.4 million. The proceeds of the warrant exercise and the convertible debenture offerings were for working capital and other corporate purposes, and have been almost entirely utilized to satisfy outstanding obligations to suppliers and creditors. The proceeds of the warrant exercise and the convertible debenture offerings are not sufficient to fully address our liquidity constraints, and we are continuing to pursue additional financing sources. We cannot assure you that additional financing will be available on terms acceptable to us, or at all.

Our new accounts receivable credit facility with Wells Fargo Business Credit, Inc. (“Wells Fargo”), obtained in November 2006, only provides us with liquidity if Wells Fargo elects, in its sole discretion, to purchase accounts

Page- 29 -

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

As of March 31, 2007, we have unrestricted cash of $1.5 million. Our restricted cash at March 31, 2007, includes $1.5 million held as collateral under our receivables financing facility, and $2.9 million held as collateral for outstanding letters of credit.

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

Page- 30 -

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

In 2005 and 2004, as stand-alone entities, we (under the name HyperSpace Communications) incurred net losses of $7.5 million and $3.2 million respectively, and MPC incurred net losses of $21.0 million and $6.2 million. In 2006, the combined company incurred a net loss of $58.7 million. Our loss during 2006 was partially the result of an approximately 22% decline in net sales compared to 2005 on a proforma basis, in part attributable to our liquidity constraints, competition, and decreased sales to several large federal agencies, along with a net increase in other income and expense of approximately $7 million, compared to 2005. Our gross margin in 2006 has also declined compared to comparable periods in 2005. Our HyperSpace software product line has declined significantly in sales, and we do not expect material sales of these products in the future. Net sales and gross margin may continue to decline. While we have reduced certain operating expenses, the reductions may not be sufficient to reach profitability. We will incur losses in the future if we do not achieve revenue growth, gross margin improvement or a reduction of operating expenses or a combination of the foregoing. Future losses raise doubts about our ability to achieve profitability, which could decrease our ability to effectively operate the business, obtain additional liquidity and result in a significant decrease in the price of our securities, and could result in bankruptcy.

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

Page- 31 -

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

Page- 32 -

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

Our realized profit margins vary among our products and services offered and in 2006 and 2005, our gross margin earned was insufficient to cover all of our operating expenses. We intend to attempt to reduce our historical dependence on desktops and laptops and shift our development and sales efforts toward higher margin server and storage products. We have not yet fully implemented this strategy and we cannot assure you that we will be successful in making the shift or that any such shift will result in higher margins or profitability. If our mix of products and services is substantially different from what we anticipate in any particular period, our earnings could be less than expected. If we are unable to increase sales of higher margin products, including storage and servers, or if margins continue to decline in the current products we offer, our results of operations and financial condition will be adversely affected.

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

Success in our restructuring plans is substantially dependent on our ability to improve gross margin. Our gross margin for the three months ended March 31, 2007 declined to 11.6% from 12.2% for the same period in 2006. We have several initiatives to improve gross margin, but there can be no assurance that these initiatives will be successful. Our plans are dependant upon our ability to get such customers to purchase higher margin products, such as servers and storage, which historically have constituted a relatively small portion of our business. There is no assurance we will be successful with the initiatives

We rely on third party suppliers to provide critical components of our products, some of which are available from only one source. If our suppliers were unable to meet our demands or fail to deliver supplies because of our inability to meet payment terms, and alternative sources were not available, we could experience manufacturing interruptions, delays or inefficiencies.

We require a high volume of quality products and components for our product offerings, substantially all of which we obtain from outside suppliers. For example, we rely on Intel for its processors and motherboards and Microsoft

Page- 33 -

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

While federal agencies have tended to purchase on a decentralized basis, several government customers such as the Air Force and the IRS have begun to centralize their purchasing power and aggregate agency-wide PC requirements to award contracts to a single vendor. It is not clear whether this trend will expand to other agencies. Because of the

Page- 34 -

highly competitive nature of large order opportunities, we are often unable to successfully compete for these opportunities while maintaining sufficient gross margins. If consolidation of purchasing by our governmental customers at the agency level continues, it will likely result in lost sales or sales that would not meet our margin expectations

Our contracts with governmental agencies make it difficult to accurately predict our future net sales and government customers may elect not to continue or extend contracts with us. Additionally, some of our historic subcontractors could elect to sell their products directly to the government or utilize other partners.

Our contracts with the federal, state and local governments do not guarantee any level of sales. These contracts merely authorize the sale of our products to various agencies within the government and are characterized as indefinite delivery/indefinite quantity contracts. Accordingly, our customers within the public sector may choose not to continue purchasing our products. The uncertainties related to seasonality of government purchases based on budgetary cycles, future contract performance costs, product life cycles, quantities to be shipped and delivery dates, among other factors, make it difficult to predict the future sales and profits, if any, which may result from such contracts. Our government customers may elect not to continue or extend their contracts with us. Changes in budgetary priorities, modifications, curtailments or terminations, or the failure to renew government contracts, may have a material adverse effect on our financial condition or results of operations in the future. The seasonality and the unpredictability of our public sector customers make our quarterly and yearly financial results difficult to predict and subjects them to significant fluctuation. Furthermore, because we are a prime contractor with the US Government, certain other suppliers act as subcontractors and partner with us to sell their products to the customers. We have been slow in paying subcontractors in connection with our sales of their products. As a result, these subcontractors could seek to sell directly to such agencies or utilize other partners. Additionally, some agencies are utilizing Dunn & Bradstreet or similar credit reports in evaluating proposals to obtain or renew contracts, and these reports on us are negatively impacted by our liquidity constraints.

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

Page- 35 -

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

From time to time, other companies and individuals assert patent, copyright, trademark or intellectual property rights to technologies or marks that are important to the technology industry in general or to our business in particular. Any litigation or other dispute resolution regarding patents or other intellectual property could be time-consuming and expensive, and divert our management and other key personnel from business operations. In some cases, we may be able to seek indemnification from suppliers of allegedly infringing components, but we cannot assure you that suppliers would agree to provide indemnification or be financially capable of covering potential damages or expenses. The complexity of technology and the uncertainty of intellectual property litigation increase the risks and potential costs associated with intellectual property infringement claims. Additionally, many of our competitors have significantly larger patent portfolios, which may increase the probability that claims will be asserted against us and decrease our ability to defend such claims. Claims of intellectual property infringement might also require us to enter into license agreements with costly royalty obligations, payments for past infringement or other unfavorable terms. If we are unable to obtain royalty or license agreements on terms acceptable to us then we may be subject to significant damages or injunctions against the development and sale of certain products. Because of our liquidity constraints, a significant intellectual property claim or litigation, including a claim or litigation with Adams, (See Part II, Item 1 – “Legal Proceedings”), could have a material impact on our ability to maintain the operations of the business or could result in bankruptcy.

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

Page- 36 -

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

Page- 37 -

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

In 2006, we completed a restructuring program that included a reduction in employee headcount. The reduction in employees has placed additional workload and responsibility on continuing employees, and it is possible that some employees will elect to pursue other employment opportunities. The loss of key employees could have a material negative impact on our business. The reductions included some sales management and personnel, and it is possible that such reductions could negatively impact our sales.

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

Page- 38 -

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

We are obligated to register shares of common stock underlying the convertible debentures and warrants that we sold in September and October 2006 private placements.  We filed the registration statement with the SEC on November 8, 2006 and amendments to the registration statement on January 12, 2007 and April 9, 2007, but due to the large number of shares of common stock being registered relative to the number of shares of our common stock currently outstanding, and the large number of shares of common stock that underlie convertible securities, we have encountered significant difficulties in having the registration statement declared effective. The registration statement is not yet effective and we cannot predict when, if ever, it will be declared effective by the SEC. As a result, we are currently accruing significant liquidated damages.  These liquidated damages will continue to accrue until an effective registration statement is in place.  Additionally, an event of default may occur under the convertible debentures if the registration statement is not effective within 180 days after closing.  Investors who purchased the convertible debentures in September 2006 have agreed to waive the event of default relating to their convertible debentures, but we cannot assure you that they will continue to waive the event of default or that investors who purchased the convertible debentures in October 2006 will waive an event of default relating to their convertible debentures.  We do not know when, or if, the SEC will declare the registration statement effective and continued accrual and subsequent payment of liquidated damages, and/or an event of default under the convertible debentures, could have a material adverse effect on our business and results of operations.

An active trading market for our securities has not developed and the prices of our securities may be volatile.

An active sustained trading market for our securities has not yet developed. We do not have any analyst coverage of our securities or any commitments to provide research coverage. Our stock price has been volatile since our IPO and the acquisition of MPC in July 2005 which was privately held. The price at which our securities trade is likely to be highly volatile and may fluctuate substantially due to a number of factors including, but not limited to, those discussed in the other risk factors described above and the following:

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

If any of the holders of our common stock opt to sell large blocks of our common stock into the public market, it could depress the price of our securities and make it difficult for us to raise capital through an offering of equity securities. In addition, if a significant number of the holders of our public warrants exercise their warrants and re-

Page- 39 -

sell the underlying shares of our common stock in a relatively short period of time, the sale of those shares could depress the market price for our common stock.

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

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

2.2	Securities Purchase Agreement dated April 24, 2006 (2)

2.3	Securities Purchase Agreement dated September 6, 2006 (3)

2.4	Securities Purchase Agreement dated September 29, 2006 (4)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (5)

3.2	Amended and Restated Bylaws of the Registrant, as amended (19)

4.1	Specimen common stock certificate (6)

4.2	Form of Representative’s Option Agreement for Units (7)

4.3	Form of Warrant Agreement (7)

4.4	Form of Warrant (8)

4.5	2001 Equity Incentive Plan (9)

Page- 40 -

4.6	2004 Equity Incentive Plan (10)

4.7	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.8	Form of Warrant entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.9	Registration Rights Agreement dated April 24, 2006 entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.10	Form of Lock-up Agreement entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.11	Registration Rights Agreement dated July 25, 2005, as amended December 6, 2006 (11)

4.12	Form of $1.10 Warrant (12)

4.13	Form of $1.60 Warrant (12)

4.14	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.15	Form of Warrant entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.16	Registration Rights Agreement entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.17	Form of Lock-up Agreement entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.18	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.19	Form of Warrant entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.20	Registration Rights Agreement entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.21	Form of Letter Agreement amending and waiving provisions of the Registration Rights Agreement dated September 6, 2006 and Convertible Debentures due September 6, 2009 (20)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (13)

10.2	Form of Indemnity Agreement with each Director and certain Officers (13)

10.3	Management Incentive Plan (14)

10.4	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended (14)

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005, as amended on September 6, 2006 (15)

Page- 41 -

10.6	Employment Agreement between HyperSpace Communications, Inc. and Michael R. Whyte dated as of October 12, 2006 (16)

10.7	Employment Agreement between MPC Corporation and Curtis M. Akey dated as of April 16, 2007 (21)

10.8	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC Computers, LLC (18)

10.9	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC-G, LLC (18)

10.10	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC Solution Sales, LLC (18)

10.11	Cross-Collateral and Cross Default Agreement dated November 16, 2006 (18)

10.12	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.13	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.14	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

31.1*	Certification of the Chairman and Chief Executive Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Page- 42 -

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

(19) Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007.

(20) Incorporated by reference to Exhibit 4.21 on Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2007.

(21) Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007.

Page- 43 -

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPC Corporation

Date: May 15, 2007	/s/: John P. Yeros
John P. Yeros
Chairman and CEO
.

Date: May 15, 2007	/s/: Curtis M. Akey
Curtis M. Akey
Chief Financial Officer

Page- 45 -

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

2.2	Securities Purchase Agreement dated April 24, 2006 (2)

2.3	Securities Purchase Agreement dated September 6, 2006 (3)

2.4	Securities Purchase Agreement dated September 29, 2006 (4)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (5)

3.2	Amended and Restated Bylaws of the Registrant, as amended (19)

4.1	Specimen common stock certificate (6)

4.2	Form of Representative’s Option Agreement for Units (7)

4.3	Form of Warrant Agreement (7)

4.4	Form of Warrant (8)

4.5	2001 Equity Incentive Plan (9)

4.6	2004 Equity Incentive Plan (10)

4.7	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.8	Form of Warrant entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.9	Registration Rights Agreement dated April 24, 2006 entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.10	Form of Lock-up Agreement entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.11	Registration Rights Agreement dated July 25, 2005, as amended December 6, 2006 (11)

4.12	Form of $1.10 Warrant (12)

4.13	Form of $1.60 Warrant (12)

4.14	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.15	Form of Warrant entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.16	Registration Rights Agreement entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

Page- 46 -

4.17	Form of Lock-up Agreement entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.18	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.19	Form of Warrant entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.20	Registration Rights Agreement entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.21	Form of Letter Agreement amending and waiving provisions of the Registration Rights Agreement dated September 6, 2006 and Convertible Debentures due September 6, 2009 (20)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (13)

10.2	Form of Indemnity Agreement with each Director and certain Officers (13)

10.3	Management Incentive Plan (14)

10.4	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended (14)

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005, as amended on September 6, 2006 (15)

10.6	Employment Agreement between HyperSpace Communications, Inc. and Michael R. Whyte dated as of October 12, 2006 (16)

10.7	Employment Agreement between MPC Corporation and Curtis M. Akey dated as of April 16, 2007 (21)

10.8	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC Computers, LLC (18)

10.9	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC-G, LLC (18)

10.10	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC Solution Sales, LLC (18)

10.11	Cross-Collateral and Cross Default Agreement dated November 16, 2006 (18)

10.12	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.13	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.14	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

31.1*	Certification of the Chairman and Chief Executive Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Page- 47 -

31.2*	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Page- 48 -

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

(19) Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007.

(20) Incorporated by reference to Exhibit 4.21 on Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2007.

(21) Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007.

Page- 49 -