Form 10-Q
period 2007-06-30
MPC CORP
filed 2007-08-17
CIK 1289871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐        TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-115404

MPC CORPORATION

(formerly, HYPERSPACE COMMUNICATIONS, INC.).

(Name of registrant as specified in its charter)

COLORADO	84-1577562
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

906 E. Karcher Rd., Nampa, ID 83687
(Address of principal executive offices)

(208) 893-3434
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes  ☐   No  ☒

As of July 31, 2007 there were 14,202,026 shares of the issuer’s no par value Common Stock outstanding.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” “could,” “should,” “continues,” or “believe,” or the negative or other variations thereof. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot provide assurance that such expectations will occur. Our actual future performance could differ materially from such statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Our Annual Report on Form 10-KSB/A for the year ended December 31, 2006 describes many of the significant factors that could cause actual results and events to differ materially and that constitute material risks to our business. You should carefully review the risk factors set forth in such Form 10-KSB/A, as well as those described in this report. Forward-looking statements apply only as of the date of this report; as such, they should not be unduly relied upon for current circumstances. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

Page- 2 -

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MPC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,867	$4,839
Restricted cash	4,036	4,585
Accounts receivable, net	21,655	45,643
Inventories, net	26,532	18,189
Prepaid maintenance and warranty costs	7,584	6,391
Other current assets	683	935
Total Current Assets	62,357	80,582

Non-Current Assets
Property and equipment, net	3,591	4,914
Goodwill	22,197	22,197
Acquired intangibles, net	9,203	10,108
Long-term portion of prepaid maintenance and warranty costs	1,311	844
Other assets	2,829	3,792
Total Non-Current Assets	39,131	41,855
TOTAL ASSETS	$101,488	$122,437

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$24,208	$32,536
Accrued expenses	4,696	4,354
Accrued licenses and royalties	1,533	1,540
Current portion of accrued warranties	2,323	2,220
Current portion of deferred revenue	18,938	15,607
Notes payable and debt	31,025	34,834
Total Current Liabilities	82,723	91,091

Long Term Liabilities
Non-current portion of accrued warranties	1,978	2,127
Non-current portion of deferred revenue	21,567	22,979
Derivative warrant liability	11,768	6,129
Derivative financial instruments at estimated fair value	34,362	21,234
Total Long Term Liabilities	69,675	52,469
TOTAL LIABILITIES	152,398	143,560

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred Stock, no par value; 1,000,000 shares authorized; no shares issued and outstanding at 2007 and 2006	-	-
Common Stock, no par value, 100,000,000 shares authorized; 13,505,018 and 12,147,438 shares issued and outstanding at 2007 and 2006, respectively	62,169	61,454
Accumulated Deficit	(113,079)	(82,577)
Total Shareholders' Equity (Deficit)	(50,910)	(21,123)

TOTAL LIABILITIES AND EQUITY	$101,488	$122,437

The accompanying notes are an integral part of the condensed consolidated financial statements.

.

Page- 3 -

MPC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Revenue	$53,613	$68,529	$110,365	$134,993

Cost of revenue	46,591	60,065	96,772	118,438

Gross margin	7,022	8,464	13,593	16,555

Operating expenses
Research and development expense	542	985	1,039	2,135
Selling, general and administrative expense	8,855	10,189	18,768	21,098
Depreciation and amortization	1,153	2,020	2,304	4,040
Impairment of acquired intangibles	-	19,484	-	19,484
Total operating expenses	10,550	32,678	22,111	46,757

Operating loss	(3,528)	(24,214)	(8,518)	(30,202)

Other (income) expense
Interest expense, net	1,503	1,166	3,021	2,644
Gain on vendor settlements	(225)	(843)	(225)	(843)
Change in estimated fair value of derivative financial instruments	20,559	909	19,313	909
Other income	(44)	(85)	(125)	(49)
Total other (income) expense, net	21,793	1,147	21,984	2,661

Net loss	$(25,321)	$(25,361)	$(30,502)	$(32,863)

Basic and diluted weighted average Common
Shares outstanding	13,260	12,041	12,979	11,696

Basic and diluted loss per Common Share	$(1.91)	$(2.11)	$(2.35)	$(2.81)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page- 4 -

MPC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net Loss	$(30,502)	$(32,863)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,399	1,510
Amortization of intangibles	905	2,530
Impairment of intangibles	-	19,484
Amortization of deferred loan costs	459	365
Change in estimated fair value of derivative financial instruments	19,313	909
Stock compensation expense from vesting of restricted stock units	170	36
Gain on vendor settlements	(225)	(843)
Valuation of warrant exchange	-	767
Loss on disposal of assets	-	43
Accrued interest included in notes payable	27	32
Provision for bad debt	71	(30)
Changes in Assets and Liabilities
Accounts receivable	23,917	12,586
Inventory	(8,343)	(1,049)
Prepaid maintenance and warranties	(1,659)	7,742
Other current assets	249	627
Other non-current assets	504	(432)
Accounts payable and accrued expenses	(3,184)	(7,316)
Accrued licenses and royalties	(7)	3,099
Accrued warranties	(46)	(308)
Deferred revenue	1,919	(5,604)
Net Cash Provided by Operating Activities	4,967	1,285

INVESTING ACTIVITIES
Purchase of property and equipment	(76)	(115)
Proceeds from the sale of fixed assets	-	2
Net Cash Used by Investing Activities	(76)	(113)

FINANCING ACTIVITIES
Net activity on line of credit	(7,912)	(11,640)
Net proceeds from notes payable	-	4,835
Restricted cash related to letters of credit and financing facility	549	-
Payment of note payable	(500)	(126)
Payments on capital leases	-	(121)
Net proceeds from the exercise of stock options	-	27
Proceeds from the exercise of warrants	-	3,104
Payment of stock issuance costs	-	(155)
Net Cash Used by Financing Activities	(7,863)	(4,076)

Net cash decrease for period	(2,972)	(2,904)

Cash at beginning of period	4,839	3,897

Cash at end of period	$1,867	$993

The accompanying notes are an integral part of the condensed consolidated financial statements.

Page- 5 -

Supplemental disclosure of cash flow information:

(In thousands)

Cash paid for interest for the six months ended June 30, 2007 and 2006 was $1,674 and $968, respectively.

No cash was paid for income taxes for the six months ended June 30, 2007 and 2006.

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

We were formed in 2001 as a Colorado-based company named HyperSpace Communications, Inc. and completed an initial public offering (“IPO”) in October 2004. In July 2005, we acquired MPC Computers, LLC, or MPC, which is now a wholly owned subsidiary. We are an enterprise IT hardware business providing products and services to customers in mid-sized businesses, government agencies and education organizations. In January 2007, we changed our name to MPC Corporation.

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

Management’s plans to continue operations in the ordinary course assume adequate financing initiatives along with continued vendor support through continued or increased credit lines, minimal cancellations of our backlog and successful implementation of previously announced cost cutting initiatives that are expected to be adequate to fund our operations for at least the next twelve months. There can be no assurance that we will be successful in our efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional

Page- 6 -

funding in the event that our financial resources become insufficient. The accompanying condensed consolidated financial statements do not include any adjustments that might result from any outcome of this uncertainty.

Since the acquisition with MPC, we have raised a limited amount of additional funds to operate the business. We have raised $12,139 of equity on the exercise of warrants and $14,486 from the sale of convertible debentures since the acquisition. The funds raised to date are not sufficient to execute our business plan. As noted in Note 4 “Notes Payable and Debt”, we replaced our prior credit facility with Wachovia Capital Finance Corporation (Western) with a new receivables sales financing facility with Wells Fargo Business Credit, Inc. in November 2006, and further amended the facility in February 2007, which has provided us additional limited liquidity. The shortfall in funding has been financed by vendors and other creditors who have allowed us to fall behind on our payment obligations or who have settled amounts due to them at amounts less than the original obligation. This funding shortfall and losses since our acquisition of MPC has resulted in extreme liquidity constraints. There can be no assurance that vendors and other creditors will continue to extend credit to us. It may be necessary for us to raise additional funds in the near future and we may not be able to do so. Absent raising a significant amount of additional funds in the near future, there is a material possibility that we will be required to file for bankruptcy protection unless vendors and other creditors continue to waive or defer amounts due. It is also likely that further delays in obtaining financing will do significant harm to vendor relationships and that orders received by us from customers, which are not yet shipped (i.e. in backlog), are at risk of being cancelled.

Certain vendors have entered into agreements with us for settlements of amounts due at less than the full amount owed, and additional vendors and other creditors may be willing to do so. Management is continuing initiatives to reduce overhead expenses and improve gross margins.

On April 13, 2006, we received a notice from the American Stock Exchange (“AMEX”) that we had failed to satisfy a continued listing rule due to significant operating losses and inadequate liquidity. We submitted a plan to AMEX on April 26, 2006 advising of the steps to be taken to improve our operating results and liquidity. On June 15, 2006, we announced that the AMEX accepted our plan for regaining compliance with the continued listing standards and granted an extension until June 30, 2006, to regain compliance with continued listing standards. We did not meet all of the continued listing standards by the target date of June 30, 2006, and requested an extension. We met with AMEX on December 12, 2006 and discussed the Company’s financial projections and progress made on the plan submitted to AMEX in April 2006. We again requested an extension to regain compliance. On January 26, 2007 the AMEX notified us that, although we remain out of compliance with certain of AMEX’s continued listing standards, we have demonstrated an ability to regain compliance with the continued listing standards. Accordingly, the AMEX agreed to grant us an extension to May 31, 2007 (the “Revised Plan Period”) to become compliant with the continued listing standards. We did not meet all of the continued listing standards as of the Revised Plan Period. Based on a review of information provided to the AMEX on June 4, 2007 and communications we have had with the AMEX, the AMEX notified us on July 11, 2007 that we have made a reasonable demonstration of our ability to regain compliance with the continued listing standards and granted us a further extension through October 18, 2007 (the “New Plan Period”). Our ability to regain compliance with the continued listing standards will be substantially dependent on our ability to implement adequate financing initiatives, successfully execute our business plan and cost cutting initiatives of which there is no assurance. There can be no assurance that we will be able to continue our listing on the AMEX. AMEX will periodically review and assess our progress. If we do not show progress consistent with the plan to regain compliance with continued listing standards, AMEX will review the circumstances and may immediately commence delisting proceedings. AMEX is authorized to initiate immediate delisting proceedings as appropriate in the public interest, notwithstanding the grant of the extension through the New Plan Period. AMEX rules state that the AMEX staff may provide a period up to eighteen months to come into compliance with the continued listing standards, from the date of a receipt of a deficiency notice. In October 2007, eighteen months will have passed since the receipt of the initial deficiency notice, and there is no assurance that additional extensions can or will be provided beyond October 18, 2007. Additionally, the AMEX staff indicated that if we report net and/or operating losses for the year ended December 31, 2007, pursuant to Section 1003 (a) (i) of the AMEX Company Guide, we would need to maintain shareholders’ equity in excess of $2,000 in order to remain in compliance.

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information and Basis of Presentation

Page- 7 -

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and related notes contained in our 2006 Annual Report on Form 10-KSB/A. The comparative balance sheet and related disclosures at December 31, 2006 have been derived from the audited balance sheet and consolidated footnotes referred to above.

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

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. We had no cash equivalents at June 30, 2007 and December 31, 2006.

Restricted cash

Restricted cash at June 30, 2007 and December 31, 2006 includes $1,500 held as collateral under our receivable financing facility, and $2,536 and $3,085 respectively, held as collateral for outstanding letters of credit.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate reserve against losses resulting from collecting less than full payment on receivables. Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at an estimated realizable value. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the aging of our receivables, and the financial condition of the customer. A considerable amount of judgment is required when assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. The allowance for doubtful accounts totaled $1,759 and $1,830, respectively, as of June 30, 2007 and December 31, 2006.

Inventory

Inventory is stated at the lower of cost or market, with cost determined on an average cost basis approximating first in first out (FIFO). We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions,

Page- 8 -

as well as other factors. If circumstances related to our inventories change, estimates of the realizability of inventory could materially change. At June 30, 2007 and December 31, 2006, our inventory valuation allowance totaled $5,624 and $5,185, respectively and was recorded as a reduction of inventory in the consolidated balance sheets. Inventory balances, net of valuation allowances, at June 30, 2007 and December 31, 2006 are:

(In thousands)
	June 30, 2007	December 31, 2006

Raw materials	$ 17,487	$ 16,092
Work in process	434	236
Finished goods	8,611	1,861

Total inventory	$ 26,532	$ 18,189

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

Acquired Intangibles, net

Other intangible assets are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that intangible assets with estimable useful lives be amortized over their estimated useful lives, and be reviewed for impairment when changes in circumstances indicate that their carrying amounts are in excess of their estimated fair value. Acquired intangibles are amortized over their estimated useful lives of 4 to 20 years.

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

Page- 9 -

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

Accrued Warranties

We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our standard limited warranty. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, labor and a period ranging from 90 days to five years. Factors that affect the warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy warranty obligations. We regularly reevaluate our estimate to assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If circumstances change, or a dramatic change in the failure rates were to occur, the estimate of the warranty accrual could change significantly.

Concentrations

A concentration of credit risk may exist with respect to trade receivables, particularly customers within the US federal government. We perform ongoing credit evaluations on a significant number of our customers and collateral from our customers is generally not required. Six customers accounted for approximately 30% of trade receivables as of June 30, 2007 and were either agencies of, or resellers to, the federal government.

A concentration of risk may exist with respect to our suppliers. We purchase certain products from single sources. In some cases, alternative sources of supply are not available. In other instances, we have established a procurement relationship with a single source if we determine that it makes business sense. In both of these situations, if the supply by a critical single-source supplier were interrupted or suspended, our ability to ship products in a timely manner will be adversely affected. In cases where alternative suppliers are available, the establishment and procurement from these alternative suppliers will result in delays and losses of sales, which will have an adverse effect on our operating results.

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

Page- 10 -

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

Royalties

We have royalty-bearing license agreements allowing us to sell certain hardware and software products and to use certain patented technology. Royalty costs are accrued and included in cost of revenue when the related revenue is recognized.

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

Stock Based Compensation – Restricted Stock Units

Subsequent to the acquisition of MPC, we began issuing Restricted Stock Units (“RSUs”) as stock based compensation to members of our Board of Directors and employees. We record a non-cash compensation expense over the vesting life of the RSUs determined by the number of units granted multiplied by the fair market value at the date of grant. Compensation expense for RSUs issued after the acquisition is classified on the statement of operations as operating expense. During the six months ended June 30, 2007 and 2006, we recorded $170 and $36 respectively, in stock compensation expense for RSUs issued subsequent to the acquisition. We record a non-cash compensation expense over the period the restricted stock units vest.

Page- 11 -

Basic and Diluted Loss Per Share

We apply the provisions of SFAS No. 128, Earnings Per Share. At June 30, 2007 and 2006, dilutive potential common stock of 32,311,503 and 12,682,092, respectively, consisting of stock options, stock warrants, restricted stock units and convertible debt were not included in the computation of diluted loss per share because their effect was antidilutive; however, if we were to achieve profitable operations in the future, they could potentially dilute such earnings.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We will adopt this standard January 1, 2008. We do not expect it to have a material impact on our financial position or results of operations.

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

NOTE 4  NOTES PAYABLE AND DEBT

(In thousands)
	June 30, 2007	December 31, 2006
Wells Fargo Receivables Advance Facility	$ 26,251	$ 34,164
Debt Incurred in Acquisition	370	370
Convertible Bridge Loans	300	300
Payable to Lessor	1,958	-
Payable to TPV	2,146	-
Total Notes Payable and Debt	$ 31,025	$ 34,834

Wells Fargo Receivables Advance Facility

On November 16, 2006 we entered into an agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) for an accounts receivable assignment and advance facility (“Receivables Advance Facility”) that replaced our prior line of credit with Wachovia Capital Finance Corporation (Western). Under the new facility, we may assign to Wells Fargo, and Wells Fargo may purchase from us, Accounts (as defined in the Receivables Advance Facility). Wells Fargo will advance 90% of the value of the purchased Accounts. Wells Fargo may adjust the advancement

Page- 12 -

percentage at any time in its commercially reasonable discretion upon prior notice to us. We will pay fees equal to the Wells Fargo Prime Rate (as defined in the Receivables Advance Facility), plus 1.75% per annum multiplied by the total amount of Accounts purchased and not yet paid by our customers, computed daily. The effective rate at June 30, 2007 was 10.0%.  Wells Fargo has the right to require that we re-purchase the Accounts in the event our customer does not pay the receivable within a timeframe specified under the Receivables Advance Facility, if a material customer dispute arises or in the event of a default under the Receivables Advance Facility. The Receivables Advance Facility is subject to customary default provisions. Wells Fargo has discretion under the Receivables Advance Facility as to the Accounts purchased and the percentage advanced after submission of the Account for approval. Wells Fargo is not obligated to buy any Account from us that Wells Fargo does not deem acceptable in its sole discretion. There is no minimum amount of Accounts to be purchased by Wells Fargo under the Receivables Advance Facility. The facility is secured by substantially all of our assets. The Receivables Advance Facility is for a term of three (3) years. There is an annual fee of $100 in addition to a minimum fee. Early termination fees apply if the Receivables Advance Facility is terminated before the end of its term. The Receivables Advance Facility also provides for a $1,500 collateral account for the benefit of Wells Fargo for repayment of any obligations arising under the Receivables Advance Facility.

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

Debt Incurred in Acquisition

Debt incurred in connection with the acquisition with MPC of $370, was due July 25, 2006 including any unpaid interest, which is accrued at 5% per annum. We were unable to repay this amount due to our liquidity constraints. We have held discussions with these note holders about an extension to repay the amounts due. There is no assurance that we will be successful in renegotiating the terms of these notes. The holders have the right, at any time prior to payment, to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.00 per share, which was determined at the date of issuance. The common stock underlying these notes are covered by a registration rights agreement. We filed the registration statement with the SEC on November 8, 2006 and it was declared effective on June 28, 2007.

Convertible Bridge Loans

Convertible Bridge Loans were issued prior to our IPO. The outstanding amount was due April 2006 including any unpaid interest which is accrued at 12% per annum. The holder has the right, at any time prior to repayment, to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.50 per share. The notes include detachable warrants for purchase of common stock. The value of the warrants was recorded as interest expense in 2004. All of our assets at MPC Corporation collateralize the notes. These notes have registration rights. In May 2006, we repaid principal and interest to one note holder. There are two remaining note holders who have not yet been repaid. We are in default of the repayment terms on these notes and the default interest provision of 18% has been accruing on these notes since April 15, 2006. We have been in discussions with these note holders about an extension to repay the amounts due. There is no assurance that we will be successful in renegotiating the terms of these notes.

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

Page- 13 -

Payable to Lessor

We are party to a commercial lease with Micron Technology dated April 30, 2001 (as amended, the “Lease”) under which we lease our primary manufacturing facility in Nampa, Idaho. A Fifth Amendment to the Lease deferred our rent payment obligations due or to become due between January 16, 2006 and May 31, 2007, without incurring late charges, provided that we pay base rent and other amounts (the “Extended Rent Obligation”) under the Lease at any time before May 31, 2007. The total amount of the Extended Rent Obligation payable on May 31, 2007 was $2,511 and had been recorded as an accrued liability. We had paid only $500 of the Extended Rent by May 31, 2007.

On July 2, 2007, we entered into a Sixth Amendment to the Lease of this manufacturing facility. The Sixth Amendment to Lease provides that we will pay the balance of the Extended Rent Obligation in twelve equal monthly installments in the amount of $174, including interest at the annual rate of 12%. If any installment is not made, we will incur a late charge of 5% of the amount of such installment and interest shall increase to an annual default rate of 18%. The Sixth Amendment also provides that we will pay the full amount of the Extended Rent Obligation in the event we receive equity investment funds in an amount that exceeds $12,000. Additionally, if our unrestricted cash and cash equivalents balance, combined with available lines of credit, exceeds $5,000 at any time after January 1, 2008, the monthly installment amount increases to $348 until the total Extended Rent Obligation is paid in full. In addition to making the Extended Rent Obligation payments, we are obligated to pay current rent and all other Lease obligations as they become due and payable, including property taxes per the terms of the Lease.

Payable to TPV

On June 30, 2006 we entered into a settlement agreement with TVP International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd (collectively “TPV”). See Note 7, “Commitments and Contingencies.” Under the agreement we agreed to pay TPV $2,145 over a period of twelve months with interest at 8%. The agreement provides for monthly payments of $120 for six months and $254 thereafter. The settlement amount had been previously recorded as accounts payable.

NOTE 5  DERIVATIVE WARRANT LIABILITES AND CONVERTIBLE DEBENTURES

Derivative warrant liabilities and convertible debentures consist of the following:

(In thousands)
June 30, 2007
	Derivative Warrants	Convertible Debentures
	Fair Value	Fair Value	Face Value

New Convertible Debentures and Warrants	$ 6,003	$ 23,594	$ 9,849
September 29, 2006 Financing	5,765	10,768	4,636
	$ 11,768	$ 34,362	$ 14,485

(In thousands)
December 31, 2006
	Derivative Warrants	Convertible Debentures
	Fair Value	Fair Value	Face Value

New Convertible Debentures and Warrants	$ 3,123	$ 14,114	$ 9,849
September 29, 2006 Financing	3,006	7,120	4,936
	$ 6,129	$ 21,234	$ 14,785

Bridge Loan

On April 24, 2006, we entered into a Securities Purchase Agreement with certain existing investors pursuant to which we sold convertible debentures for an aggregate of $5,000. The investors also received an aggregate of 1,370,000 5-year warrants to purchase our no par value common stock for $3.12 per share, the fair market value of our common stock on the day the transaction closed. In connection with the Bridge Loan we issued 64,103 shares of common stock as payment of an origination fee to the investors.

Page- 14 -

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

We concurrently entered into a registration rights agreement with the investors that required us to file a registration statement, and have it declared effective, covering all securities issued or issuable under this agreement. We filed the registration statement on November 8, 2006 and it was declared effective on June 28, 2007. The registration rights agreement contains customary indemnification and contribution provisions.

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

Because the conversion price for the debentures and the exercise price for the warrants was below market value at the time of issuance and below the exercise and/or conversion price for certain previously issued warrants and convertible securities, anti-dilution rights of various security holders were triggered and resulted in the downward adjustment of the exercise and/or conversion price for various security holders, including the holders of our publicly traded warrants. See Note 8 – “Subsequent Events.”

Both the debentures and the warrants contain provisions limiting conversion and exercise, or issuance of shares in lieu of interest, as the case may be, in the event that the holder’s beneficial ownership of our common stock would exceed 9.99%. We concurrently entered into a registration rights agreement with the investors that requires us to register all of the common stock issued and underlying the securities sold to investors. The registration rights agreement contains customary indemnification and contribution provisions. We filed the registration statement with the SEC on November 8, 2006 and it was declared effective on June 28, 2007. Not all of the common stock underlying the debentures and warrants were registered under the registration statement due to blocker provisions imposed by certain investors on their registerable shares and from a reduction in the number of shares as required by the SEC. We believe we have substantially fulfilled our obligation under the registration rights agreement and will register the remaining unregistered shares when the blocker provisions are waived by the investors and when allowed by the SEC.

On March 5, 2007, we obtained amendments and waivers to, the registration rights agreement and the debentures. Pursuant to a letter agreement, the majority of the investors, including Crestview Capital Master, LLC and Toibb

Page- 15 -

Investment LLC agreed to waive the penalty provisions for not yet having an effective registration statement, extended the dates for filing a registration statement and all related deadlines, including the date by which the initial registration statement must be declared effective by the SEC, by 120 days. The investors in this offering also agreed that no Event of Default is presently deemed to have occurred under the debentures. The 120-day extension period lapsed and the registration statement was not declared effective until June 28, 2007. For the six months ended June 30, 2007, we incurred liquidated damages of $339 under the registration rights agreement related to the delay in the effectiveness of our registration statement.

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

In determining the fair value of our derivative financial instruments we assumed an expiration term of 4.2 years, a volatility of 93.72% and interest rate of 4.92%. The estimated fair value of these derivative instruments at June 30, 2007 and December 31, 2006 are as follows:

	Fair Value	Fair Value
(In thousands)	of Debt	of Warrants	Total

June 30, 2007	$23,594	$6,002	$29,596

December 31, 2006	$14,114	$3,123	$17,237

Page- 16 -

September 29, 2006 Financing

On September 29, 2006 we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we agreed to sell convertible debentures for an aggregate of $4,936. The majority of the transaction closed October 4, 2006. The investors also received an aggregate of 2,468,125 warrants to purchase our common stock. The debentures become convertible into shares of common stock at a conversion price of $0.75 per share. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrue interest at 8% per annum after shareholder approval was obtained in December 2006 and the aggregate principal amount becomes due and payable September 29, 2009. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

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

We filed the registration statement with the SEC on November 8, 2006 and it was declared effective on June 28, 2007. Not all of the common stock underlying the debentures and warrants was registered under this registration statement due to the large number of shares of common stock to be registered relative to the number of shares of our common stock then outstanding. In order to register the shares on a Form S-3, the SEC required that we reduce in the number of shares being registered. We believe we have substantially fulfilled our obligations under the registration rights agreement and will register the remaining unregistered shares as required by the registration rights agreement and as allowed by the SEC.

We did not obtain any amendments or waivers from these investors and as a result, as of February 1, 2007 we began incurring liquidated damages under the registration rights agreement at the rate of 1.5% of the aggregate amount invested per month until the registration statement was declared effective on June 28, 2007. These liquidated damages must be paid in cash, and they accrue interest at a rate of 18% per annum. We have notified the investors that we are currently unable to pay the interest and will accrue the interest if unpaid to their account. There is no assurance that they will allow us to defer payment of the liquidated damages. We accrued $344 in liquidated damages under the registration rights agreement during the six months ended June 30, 2007. Since we have not paid the interest or penalties due under the debentures or the registration rights agreement, a holder could declare the debentures to be in default and accelerate the debt due under the debentures. If this were to happen, the debentures would accrue interest at the rate of 22% per annum. We may be required to pay interest or other required payments in cash rather than stock and could be forced to use our limited cash to redeem all or a portion of the outstanding debentures.

In connection with this financing, we issued 499,867 warrants with a 5-year term to the placement agent to purchase our common stock for $1.10 per share.

In determining the fair value of our derivative financial instruments we assumed an expiration term of 4.3 years, a volatility of 93.72% and an interest rate of 4.92%. The estimated probability of a dilutive financing transaction occuring is based on management’s estimate of such a transaction in the future. The estimated fair value of these derivative instruments at June 30, 2007 and December 31, 2006 are as follows:

	Fair Value	Fair Value
(In thousands)	of Debt	of Warrants	Total

June 30, 2007	$10,768	$5,765	$16,533

December 31, 2006	$7,120	$3,006	$10,126

Page- 17 -

NOTE 6  SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2007, we issued 409,700 shares of common stock upon conversion of $300 face value of convertible debentures plus accrued interest with a fair value of $546. We also issued 947,880 shares of common stock upon the vesting of restricted stock units.

NOTE 7  COMMITMENTS AND CONTINGENCIES

Letters of Credit

On June 30, 2007, we had outstanding letters of credit totaling $2,500. The letters of credit were fully collateralized with cash on deposit at the issuing bank.

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

Bingham McCutchen, LLP

We were a defendant in a lawsuit filed by a law firm seeking damages for unpaid legal services. Bingham McCutchen alleged that approximately $530 was owed for services rendered. The suit was filed on or about December 20, 2006 in the District Court of the 3rd Judicial Court of the State of Idaho, Canyon County. The matter was settled on July 11, 2007 with a payment to Bingham in the amount of $225.

TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd.

We were a defendant in a lawsuit filed by TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd. filed in the 98th Judicial Court of Travis County, Texas, alleging that we failed to pay invoices for computer equipment. In June 2007, we settled the case by agreeing to pay $2,146 over a period of 12 months with interest accruing at 8%.

Wacom Technology Corporation

We are a defendant in a lawsuit filed by Wacom Technology Corporation. This suit was filed on March 6, 2007 in the U.S. District Court, District of Idaho alleging that we have failed to pay invoices for computer equipment in the amount of approximately $1,200. A default judgment has been entered against us in this case and Wacom is seeking to enforce the judgment.

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

NOTE 8  SUBSEQUENT EVENTS

Warrant Exercise Price Adjustments

Page- 18 -

In August 2007, we announced an adjustment to the exercise price of our publicly traded warrants (AMEX:MPZ.WS). As stated in our September 30, 2004 Prospectus, the exercise price of each warrant was originally $5.50 per share of common stock. Effective August 7, 2007, the exercise price for each warrant was adjusted to $3.77 per share of common stock. A total of 3,600,000 publicly traded warrants were outstanding as of the date of this report. Additionally, the exercise price of certain warrants issued in connection with our acquisition of MPC Computers, LLC in July 2005 were also adjusted. A total of 2,678,238 such warrants initially issued at an exercise price of $5.50 per share of common stock were adjusted to an exercise price of $3.77 per share. A total of 75,008 warrants initially issued at an exercise price of $3.00 per share of common stock were adjusted to an exercise price of $2.06 per share. The adjustments to the respective warrants were made in accordance with the anti-dilution provisions of the warrant agreements. All other terms and conditions of the warrants remain unchanged.

Conversion of Debentures

In July 2007, 690,261 shares of our common stock were issued upon conversion of convertible debentures with a face value $450 plus accrued interest and penalties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the results of operations and financial condition should be read in conjunction with the financial statements and related notes included in Item 1 of this report and with the Company’s Annual Report in Form 10-KSB/A for the year ended December 31, 2006.

OVERVIEW AND EXECUTIVE SUMMARY

We were formed in 2001 as a Colorado-based software company and completed an IPO in October 2004. In July 2005, we acquired MPC, which is now our wholly owned subsidiary. Because of the MPC acquisition, the size and nature of our business and sales and marketing strategy has changed significantly from the time of our IPO. All discussion in this section will cover our ownership of MPC as our only current business.

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

Strategic Plans and Initiatives

We plan to expand our enterprise IT hardware business of providing products and services to customers in mid-sized businesses, government agencies and education organizations. The desktop and notebook market is intensely competitive and customers increasingly view those products as commodities. Our strategy is to grow our server and storage business, while taking advantage of opportunities in our traditional desktop and notebook PC markets.

In 2006 we implemented several strategic initiatives including, the following:

• Aligning our cost structure with our revenue and margin levels;
• Streamlining executive management;

Page- 19 -

• Realigning the MPC manufacturing process to improve overall efficiency
• Reducing overhead spending in areas such as marketing, IT, research and development and human resources.

Although these initiatives will reduce our expense base, we cannot assure that we will be profitable going forward or that the initiatives will achieve the intended results.

Gross Margin Initiatives

We launched initiatives to improve gross margin in 2006. We are focusing on returns, freight costs, manufacturing productivity and customer evaluation units as areas of opportunity to improve our gross margins. We continue to be active in cost management and constantly seek ways to run our business more cost effectively.  There can be no assurance that improvements can be achieved.

Furthermore, we expect to focus on:

• Increasing the liquidity in our business and improving our balance sheet;
• Improving our gross margins;
• Continuing to make our operations more cost efficient;
• Seeking ways to sell and distribute our products more effectively;
• Penetrating segments of the US federal government where we have historically not made significant sales;
• Continuing to focus on higher margin business; and
• Working with our vendors to negotiate further credit extensions or larger lines of credit

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS	Three months ended			Six months ended
(In millions)	June 30,			June 30,
	2007	2006	% Change	2007	2006	% Change

Revenue	$53.6	$68.5	-21.8%	$110.4	$135.0	-18.2%

Cost of revenue	46.6	60.0	-22.3%	96.8	118.4	-18.2%

Gross margin	7.0	8.5	-17.6%	13.6	16.6	-18.1%
Gross margin %	13.1%	12.4%		12.3%	12.3%

Operating expenses
Research and development expense	0.5	1.0	-50.0%	1.0	2.1	-52.4%
Selling, general and administrative expense	8.8	10.2	-13.7%	18.8	21.1	-10.9%
Depreciation and amortization	1.2	2.0	-40.0%	2.3	4.1	-43.9%
Impairment of acquired intangibles	-	19.5	-100.0%	-	19.5	-100.0%
Total operating expenses	10.5	32.7	-67.9%	22.1	46.8	-52.8%
Operating expenses as a % of revenue	19.6%	47.7%		20.0%	34.7%

Operating loss	$(3.5)	$(24.2)	-85.5%	$(8.5)	$(30.2)	-71.9%
Operating loss as a % of revenue	-6.5%	-35.3%		-7.7%	-22.4%

Other (income) expense
Interest expense, net	1.5	1.2		3.0	2.6
Gain on vendor settlements	(0.2)	(0.8)		(0.2)	(0.8)
Change in estimated fair value of derivative financial instruments	20.5	0.9		19.3	0.9
Other income	-	(0.1)		(0.1)	-
Total other (income) expense	21.8	1.2		22.0	2.7

Net loss	$(25.3)	$(25.4)		$(30.5)	$(32.9)

Page- 20 -

OPERATING RESULTS

Revenue

Revenue for the three months ended June 30, 2007 was $53.6 million, a decline of $14.9 million or 21.8% from the comparable period in 2006. Revenue for the six months ended June 30, 2007 was $110.4 million, a decline of $24.6 million or 18.2% from the same period in 2006. The decrease in revenue for the three and six months ended June 30, 2007 was due in part to lower sales to our commercial, state/local government, and education customers. Due to our cash constraints in the second half of 2006, many of these customers’ orders were delayed and they therefore placed fewer orders with us during the first half of 2007. Lower revenues from commercial, state/local government, and education customers were partially offset by higher revenues to federal government customers. Our orders in backlog increased from approximately $28 million at the end of 2006 to approximately $39 million at the end of the second quarter 2007. The increase in the backlog resulted primarily from a large federal order late in the 2nd quarter that did not ship until the next quarter.

Our contract with the Department of Veterans Affairs (“VA”) terminated in August 2006. Thereafter, we were required to seek sales to the VA under other contracts that are less advantageous. In April 2007, we were awarded a prime contractor position on a new federal government-wide acquisition contract for the procurement of IT hardware and software. The contract, which runs over a seven-year period, allows several large federal agencies, including the VA, to procure IT hardware and software. We began making deliveries under the contract beginning in June 2007. There can be no assurance that material sales under the contract will be achieved, as such contracts with federal, state and local governments do not guarantee any level of sales.

Our revenues have declined from 2005 to 2006, and to date in 2007 compared to 2006. While we have recently enjoyed moderate increases in sales to federal customers, it is not certain this improvement in federal sales will continue or that it will be sufficient to overcome declines in sales to other customers. Several factors have contributed to the downward trend in revenue. Some major competitors have significantly stronger brand recognition and larger marketing budgets than we do. Additionally, many of our competitors have larger operations than we do and, generally have stronger financial positions. We believe these factors result in our competitors being able to procure raw materials at prices lower than us. These factors, along with our low manufacturing facility capacity utilization, results in our competitors having a greater ability to reduce selling prices in highly competitive bidding situations. We experienced a number of situations where sales opportunities were lost as a result of lower prices offered by our competitors that we were unable to match.

Gross Margin

As a percentage of net sales, gross margin increased to 13.1% for the three months ended June 30, 2007 from 12.4% for the same period in 2006, and remained unchanged for the six months ended June 30, 2007 compared to the same period in 2006. Gross margins for the second quarter of 2007 increased sequentially compared to the first quarter of 2007. The improvements in gross margin are due primarily to our continued focus on tighter controls on customer returns, freight costs, and manufacturing productivity, along with improved margins on our federal government sales and focus, in general, on higher margin business.

Research and Development Expense

Research and development expenses decreased $0.5 million or 50.0% and $1.1 million or 52.4% for the three and six months ended June 30, 2007, respectively from the same periods in 2006, primarily due to our cost cutting initiatives initiated in 2006.

Selling, General and Administrative Expense (SG&A)

Our SG&A expense for the three and six months ended June 30, 2007 decreased $1.4 million and $2.3 million, or 13.7% and 10.9%, respectively, compared to the same periods in 2006. Our ongoing cost reduction efforts initiated in 2006 and lower sales commissions from lower sales are the primary factors contributing to the decline.

Depreciation and Amortization

Page- 21 -

Deprecation and amortization consists of depreciation of purchased fixed assets and the non-cash amortization of acquired intangibles at the time of our acquisition of MPC in July 2005. Depreciation and amortization declined $0.8 million and $1.8 million or 40.0% and 43.9%, respectively, for the three months and six months ended June 30, 2007 from the comparable periods of 2006, primarily due to the $19.5 million impairment of acquired intangibles during the second quarter of 2006. The impairment resulted in a lower remaining balance of acquired intangibles and therefore a reduction of future amortization expense.

Impairment of Acquired Intangibles

In 2006, we were challenged by difficult market trends such as declining average selling prices and declining margins. Our financial projections in June 2006 were updated to reflect such trends. Based on the updated projections at that time, we determined that acquired intangibles relating to customer relationships that arose at the time of the acquisition of MPC had been impaired primarily due to the future expected declines in revenue to federal government customers and other customers. We recognized a non-cash impairment charge of $19.5 million for the three and six months ended June 30, 2006. For the comparable periods in 2007, we had no further indication of impairment of our acquired intangibles.

Change in Estimated Fair Value of Derivative Financial Instruments

On April 24, 2006, we sold convertible debentures (the Bridge Loan) for an aggregate of $5.0 million and issued 1.37 million 5-year warrants to purchase, our common stock for $3.12 per share, the fair value of our common stock on the date of the close of the transaction. These debentures plus accrued interest thereon were rolled into a new financing (New Convertible Debentures) on September 6, 2006 for which we received an additional $4.55 million in cash. In addition, we issued 4.9 million 5-year warrants to purchase our common stock for $1.10 per share, which was below the market value per share of $1.61 of our common stock on that date. As a result of anti-dilution provisions, the conversion price of the Bridge Loan warrants was reduced to $1.10. We entered into another financing (September 29, 2006 Financing) in which we sold $4.9 million of convertible debentures and issued 2.5 million 5-year warrants to purchase our common stock for $1.10 per share, which was below the market value of our common stock on that date. Additional warrants were issued in connection with these transactions.

These convertible debentures and warrants are derivative financial instruments that are carried at fair value as derivative liabilities. See Note 5 – “Derivative Warrant Liabilities and Convertible Debentures” in Notes to Consolidated Financial Statements in Item 1 of this report for more information regarding these financial instruments. During the three and six months ended June 30, 2007, we recognized non-cash expense of $20.5 million and $19.3 million, respectively, related to changes in fair value of these derivative financial instruments primarily as a result of an increase in the market price of our stock during the second quarter of 2007. For the three months ended June 30, 2006, we recognized expense of $0.9 million related to the initial recognition of the Bridge Loan and the associated change in the fair value of the underlying derivatives during that quarter.

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

Page- 22 -

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

Page- 23 -

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

Page- 24 -

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

We face significant constraints with respect to our liquidity and working capital that have materially impacted our business and are expected to continue to impact our business. As of June 30, 2007, we had cash and cash equivalents of $1.9 million, current assets of $62.4 million and current liabilities (exclusive of deferred revenue which is not yet earned) totaling $63.8 million. At June 30, 2007 our shareholder’s equity was a deficit of $50.9 million. Our operations have not generated positive annual cash flows since our IPO. For the six months ended June 30, 2007, cash provided by operating activities was $5.0 million primarily as a result of collections on accounts receivables, partially offset by an increase in inventory as we prepare for orders received from the federal government. Cash provided by operating activities fro the six months ended June 30, 2006 totaled $1.3 million.

Background

Our liquidity has been constrained because of various factors. A significant amount of cash withdrawn by MPC Computer’s prior owner in the years before the acquisition left the business without adequate liquidity at the time of the acquisition. Since the acquisition, we have used funds to consummate the MPC acquisition, had insufficient revenues and gross margins to sustain our operations, incurred ongoing operating losses and interest expense on our debt, and have expended cash to support fundraising initiatives.

Since inception, we have financed our operations through the private placements of equity securities, convertible debt, loans from our founder and other members of our Board of Directors, short-term loans, a line of credit and net proceeds of $7.1 million from our IPO. In connection with our IPO, we also issued 3.6 million warrants. These warrants were exercisable at $5.50 per share, but have subsequently been adjusted to $3.77 due to anti-dilution provisions triggered due to convertible debentures and warrants issued by us in September 2007 with conversion features at below then current market prices. The warrants are callable by us at $0.25 per share if our common stock trades at or above $9.50 per share for 20 consecutive days. None of these warrants have yet been exercised, and we do not anticipate that a material amount of the warrants will be exercised unless we are able to exercise our call right, which would require our stock trading price to close at a price of at least $9.50 for 20 consecutive trading days. Our stock has never traded above $9.50 per share. From December 2005 to February 2006, we raised approximately $12.6 million, prior to expenses and commissions, through warrant exercises.

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

Page- 25 -

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

Wells Fargo Receivables Advance Facility

On November 16, 2006, we entered into an agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) for an accounts receivable assignment and advance facility (“Receivables Advance Facility”) that replaced our existing line of credit with Wachovia Capital Finance Corporation (Western). Under the new facility, we may assign to Wells Fargo, and Wells Fargo may purchase from us, Accounts (as defined in the Receivables Advance Facility). Wells Fargo will advance 90% of the value of the purchased Accounts. Wells Fargo may adjust the advancement percentage at any time in its commercially reasonable discretion upon prior notice to us. We will pay fees equal to the Wells Fargo Prime Rate (as defined in the Receivables Advance Facility), plus 1.75% per annum multiplied by the total amount of Accounts purchased and not yet paid by our customers, computed daily. The effective rate at June 30, 2007 was 10.0%. Wells Fargo has the right to require that we re-purchase the Accounts in the event our customer does not pay the receivable within a timeframe specified under the Receivables Advance Facility, if a material customer dispute arises or in the event of a default under the Receivables Advance Facility. The Receivables Advance Facility is subject to customary default provisions. Wells Fargo has discretion under the Receivables Advance Facility as to the Accounts purchased and the percentage advanced after submission of the Account for approval. Wells Fargo is not obligated to buy any Account from us that Wells Fargo does not deem acceptable in its sole discretion. There is no minimum amount of Accounts to be purchased by Wells Fargo under the Receivables Advance Facility. The facility is secured by substantially all of our assets. The Receivables Advance Facility is for a term of three (3) years. There is an annual fee of $100 thousand in addition to a minimum fee. Early termination fees apply if the Receivables Advance Facility is terminated before the end of the term. The agreement also provides for a $1.5 million collateral account for the benefit of Wells Fargo for repayment of any obligations arising under the Receivables Advance Facility .

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

Page- 26 -

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

Capital Raising Activities

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

Because the conversion price for the debentures and the exercise price for the warrants was below market value at the time of issuance and below the exercise and/or conversion price for certain previously issued warrants and convertible securities, anti-dilution rights of various security holders were triggered and resulted in the downward adjustment of the exercise and/or conversion price for various security holders, including the holders of our publicly traded warrants.

Both the debentures and the warrants contain provisions limiting conversion and exercise, or issuance of shares in lieu of interest, as the case may be, in the event that the holder’s beneficial ownership of our common stock would exceed 9.99%. We concurrently entered into a registration rights agreement with the investors that requires us to register all of the common stock issued and underlying the securities sold to the investors. The registration rights agreement contains customary indemnification and contribution provisions. We initially filed the registration statement with the SEC on November 8, 2006 and it was declared effective on June 28, 2007. Not all of the common stock underlying the debentures and warrants was registered under this registration statement due to the large number of shares of common stock to be registered relative to the number of shares of our common stock then outstanding.  We believe we have substantially fulfilled our obligations under the registration rights agreement and

Page- 27 -

will register the remaining unregistered shares as required by the registration rights agreement and as allowed by the SEC.

On March 5, 2007, we obtained amendments and waivers to, the registration rights agreement and the debentures. Pursuant to a letter agreement, the majority of the investors, including Crestview Capital Master, LLC and Toibb Investment LLC agreed to waive the penalty provisions for not yet having an effective registration statement, extended the dates for filing a registration statement and all related deadlines, including the date by which the initial registration statement must be declared effective by the SEC, by 120 days. The 120-day extension period lapsed and the registration statement was not declared effective until June 28, 2007. For the six months ended June 30, 2007, we incurred liquidated damages of $369 thousand under the registration rights agreement.

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

September 29, 2006 Financing

On September 29, 2006 we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we sold convertible debentures for an aggregate of $4.9 million. The majority of the transaction closed on October 4, 2006. The investors also received an aggregate of 2,468,125 warrants to purchase our common stock. The debentures become convertible into shares of common stock at a conversion price of $0.75 per share. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrue interest at 8% per annum and the aggregate principal amount becomes due and payable September 29, 2009. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

Because the conversion price for the debentures and the exercise price for the warrants was below market value at the time of issuance and below the exercise and/or conversion price for certain previously issued warrants and convertible securities, anti-dilution rights of various security holders have been triggered and will result in the downward adjustment of the exercise and/or conversion price for various security holders, including the holders of our publicly traded warrants.

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

We initially filed the registration statement with the SEC on November 8, 2006 and it was declared effective June 28, 2007. Not all of the common stock underlying the debentures and warrants was registered under this registration statement due to the large number of shares of common stock to be registered relative to the number of shares of our common stock then outstanding. In order to register the shares on a Form S-3, the SEC required that we reduce the number of shares being registered. We believe we have substantially fulfilled our obligations under the registration rights agreement and will register the remaining unregistered shares as required by the registration rights agreement an as allowed by the SEC.

We did not obtain any amendments or waivers from these investors and as a result, as of February 1, 2007, we began incurring liquidated damages under the registration rights agreement at the rate of 1.5% of the aggregate amount invested per month until the registration statement was declared effective on June 28, 2007. These liquidated damages must be paid in cash, and they accrue interest at a rate of 18% per annum. We have notified the investors

Page- 28 -

that we are currently unable to pay the interest and will accrue the interest if unpaid to their account. There is no assurance that they will allow us to defer payment of the liquidated damages. For the six month ended June 30, 2007, we incurred liquidated damages of $344 thousand under the registration rights agreement related to the delay of the effectiveness of our registration statement. Since we have not paid the interest or penalties due under the debentures or the registration rights agreement, a holder could declare the debentures to be in default and accelerate the debt due under the debentures. If this were to happen, the debentures would accrue interest at a rate of 22% per annum. We may be required to pay interest or other required payments in cash rather than stock and could be forced to use our limited cash resources to redeem all or a portion of the outstanding debentures.

Payable to Lessor

We are party to a commercial lease with Micron Technology dated April 30, 2001 (as amended, the “Lease”) under which we lease our primary manufacturing facility in Nampa, Idaho. A Fifth Amendment to the Lease deferred our rent payment obligations due or to become due between January 16, 2006 and May 31, 2007, without incurring late charges, provided that we pay base rent and other amounts (the “Extended Rent Obligation”) under the Lease at any time before May 31, 2007. The total amount of the Extended Rent Obligation payable on May 31, 2007 was $2.5 million and had been recorded as an accrued liability. We had paid only $500 thousand of the Extended Rent by May 31, 2007.

On July 2, 2007, we entered into a Sixth Amendment to Commercial Lease of this manufacturing facility. The Sixth Amendment to Commercial Lease provides that we will pay the balance of the Extended Rent Obligation in twelve equal monthly installments in the amount of $174 thousand, including interest at the annual rate of 12%. If any installment is not made, we will incur a late charge of 5% of the amount of such installment and interest shall increase to an annual default rate of 18%. The Sixth Amendment also provides that we will pay the full amount of the Extended Rent Obligation in the event we receive equity investment funds in an amount that exceeds $12 million. Additionally, if our unrestricted cash and cash equivalents balance, combined with available lines of credit, exceeds $5 million at any time after January 1, 2008, the monthly installment amount increases to $348 thousand until the total Extended Rent Obligation is paid in full. In addition to making the Extended Rent Obligation payments, we are obligated to pay current rent and all other Lease obligations as they become due and payable, including property taxes per the terms of the Lease.

Payable to TPV

On June 30, 2006 we entered into a settlement agreement with TVP International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd (collectively “TPV”). Under the agreement we agreed to pay TPV $2.1 million over a period of twelve months with interest at 8%. The agreement provides for monthly payments of $120 thousand for six months and $254 thousand thereafter. The settlement amount had been previously recorded as accounts payable.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2007, estimated purchase obligations increased $13.3 million. During the three months ended June 30, 2007, an accrued liability for deferred rent obligations to Micron Technology was converted to an interest bearing payable totaling $2.0 million at June 30, 2007. Also an account payable of $2.1 million to TVP was converted to an interest bearing payable. In addition, $300 thousand face value plus accrued interest of convertible debentures were converted to common stock with a fair value of $546 thousand. There were no other material changes in our contractual obligations during the six months ended June 30, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our Wells Fargo Receivable Assignment Facility. The interest rate is a floating rate based on the prime rate plus 1.75% per annum. If interest rates continue to rise we will be subject to higher interest payments if outstanding balances remain unchanged.

We have convertible debentures and warrants that are derivative financial instruments and are carried at fair value as derivatives liabilities. The fair values are determined in part by, and fluctuate with, the market value of our stock. If the market price of our stock increases during a period, the fair value of the derivatives is expected to increase and

Page- 29 -

will adversely affect our earnings.  A decline in the market price of our stock as expected cause a decrease in fair value of the derivatives and have a positive impact to earnings.

Currently, most of our sales are in the United States. All of our foreign sales and purchases of product are denominated in US dollars, minimizing our foreign currency risk. All of our international suppliers, mostly from Asia, denominate contracts in US dollars thereby eliminating foreign currency risk. In the future we may not be successful in negotiating most of our international supply agreements in US dollars, thereby increasing our foreign currency risk. Amounts we pay for components from international suppliers could be affected by a continued weakening of the US dollar as compared with other foreign currencies. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. We continue to evaluate our risk position on an ongoing basis to determine whether foreign exchange hedging strategies may need to be employed.

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

As of the date of the financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation the CEO and the CFO concluded that as of June 30, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

We have also reviewed changes in our internal control over financial reporting during the most recent fiscal quarter, and our CEO and CFO have concluded that there have been no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Phillip Adams & Associates, LLC

Page- 30 -

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

Bingham McCutchen, LLP

We were a defendant in a lawsuit filed by a law firm seeking damages for unpaid legal services Bingham McCutchen alleged that approximately $530,000 was owed for services rendered. This suit was filed on or about December 20, 2006 in the District Court of the 3rd Judicial Court of the State of Idaho, Canyon County.  The matter was settled on July 11, 2007 with a payment to Bingham in the amount of $225 thousand.

TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd.

We were a defendant in a lawsuit filed by TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd. filed in the 98th Judicial Court of Travis County, Texas alleging that we failed to pay invoices for computer equipment. In June 2007, we settled the case by agreeing to pay $2.1 million over a period of 12 months, with interest accruing at 8%.

Wacom Technology Corporation

We are a defendant in a lawsuit filed by Wacom Technology Corporation. This suit was filed on March 6, 2007 in the U.S. District Court, District of Idaho alleging that we have failed to pay invoices for computer equipment in the amount of approximately $1.2 million. A default judgment has been entered against us in this case and Wacom is seeking to enforce the judgment.

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

ITEM 1A.  RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factor, and other information included in or incorporated by reference into this report, including our financial statements and the related notes thereto. You should also carefully review and consider all of the risk factors set forth in “Item I, Risk Factors” in our previously filed Form 10-KSB/A for the period ending December 31, 2006. Additional risks and uncertainties that we do not presently know about, or have not yet identified, may also adversely affect our business. Our business, operating results and financial condition could be seriously harmed and you could lose your entire investment by the occurrence of any of these risks, or by unforeseen risks not listed below.

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

Page- 31 -

On June 15, 2006, we announced that the AMEX accepted our plan for regaining compliance with the continued listing standards and granted us an extension to June 30, 2006, to regain compliance with continued listing standards. We did not meet all of the continued listing standards by the target date of June 30, 2006, and requested a further extension. We met with the AMEX on December 12, 2006, and discussed our financial projections and progress on the plan we submitted to the AMEX in April 2006. We again requested an extension to regain compliance. On January 26, 2007, the AMEX notified us that, although we remain out of compliance with certain of AMEX’S continued listing standards, we have demonstrated an ability to regain compliance with the continued listing standards. Accordingly, the AMEX agreed to grant us an extension to May 31, 2007 (“Revised Plan Period”) to become compliant with AMEX’S continued listing standards. We did not meet all of the continued listing standards as of the Revised Plan Period. Based on a review of information provided to the AMEX on June 4, 2007 and as well as communications we have had with the AMEX, the AMEX notified us on July 11, 2007 that we have made a reasonable demonstration of our ability to regain compliance with the continued listing standards and granted us a further extension through October 18, 2007 (the “New Plan Period”).

During the New Plan Period, we must provide monthly updates to the AMEX. These updates must include any significant corporate developments completed by us, as well as an assessment regarding our status as it relates to a potential bankruptcy filing. In addition, we must provide information concerning current cash balances, profit/loss statements and accounts payable updates, which include a list and aging of all outstanding payables, as well as whether any venders have suspended services due to lack of payment or other reason. AMEX will review us periodically to assess our progress. If we do not show progress consistent with the plan to regain compliance with continued listing standards, AMEX will review the circumstances and may immediately commence delisting proceedings. Additionally, AMEX is authorized to initiate immediate delisting proceedings as appropriate in the public interest, notwithstanding the grant of the extension through the New Plan Period. AMEX rules state that the AMEX staff may provide a period up to eighteen months to come into compliance with the continued listing standards from the date of a receipt of a deficiency notice. In October 2007, eighteen months will have passed since the receipt of the initial deficiency notice, and there is no assurance that additional extensions can or will be provided beyond October 18, 2007. Additionally, the AMEX staff indicated that if we report net and/or operating losses for the year ended December 31, 2007, pursuant to Section 1003(a)(i) of the AMEX Company Guide, we would need to maintain shareholders’ equity in excess of $2 million in order to remain in compliance.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 29, 2007, we held our Annual Meeting of Shareholders to consider and vote on the following proposals, including the number of votes cast for, against, withheld or abstained, with respect to each proposal:

Proposal One: Election of Directors
	For	Withheld
Kent L. Swanson	7,264,285	16,840
Eric D. Murphy	7,264,725	16,400

Continuing directors who did not stand election this year are David A. Young and John Yeros whose terms expire in 2008 and 2009, respectively.

Proposal Two: To ratify the appointment of Ehrhardt, Keefe, Steiner & Hottman, PC as MPC’s independent registered public accountants for 2007.

For	7,265,936	Against	11,000	Abstain	4,189	Broker Non votes	0

Page- 32 -

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (1)

3.2	Articles of Amendment to Articles of Incorporation of the Registrant*

3.3	Amended and Restated Bylaws of the Registrant, as amended (2)

10.1	Sixth Amendment to Commercial Lease, between MPC Computers, LLC and Micron Technology, Inc. (3)

31.1*	Certification of the Chairman and Chief Executive Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
** Furnished herewith.

(1) Incorporated by reference to Exhibit No. 4.1 to the Registrant’s Report on Form S-3, filed with the Securities and Exchange Commission on October 6, 2005.

(2) Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007.

(3) Incorporated by reference to Exhibit 99.1, filed with the Securities and Exchange Commission on July 3, 2007.

Page- 33 -

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPC Corporation

Date: August 17, 2007	/s/: John P. Yeros
John P. Yeros
Chairman and CEO
.

Date: August 17, 2007	/s/: Curtis M. Akey
Curtis M. Akey
Chief Financial Officer

Page- 34 -

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (1)

3.2	Articles of Amendment to Articles of Incorporation of the Registrant*

3.3	Amended and Restated Bylaws of the Registrant, as amended (2)

10.1	Sixth Amendment to Commercial Lease, between MPC Computers, LLC and Micron Technology, Inc. (3)

31.1*	Certification of the Chairman and Chief Executive Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
** Furnished herewith.

(1) Incorporated by reference to Exhibit No. 4.1 to the Registrant’s Report on Form S-3, filed with the Securities and Exchange Commission on October 6, 2005.

(2) Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007.

(3) Incorporated by reference to Exhibit 99.1, filed with the Securities and Exchange Commission on July 3, 2007.

Page- 35 -