Form 10-Q/A
period 2007-08-17
MPC CORP
filed 2007-08-20
CIK 1289871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the MPC Corporation (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, originally filed with the Securities and Exchange Commission on August 17, 2007, is being filed for the purpose of (i) including the Company's articles of incorporation, as amended, as an exhibit, which was inadvertently omitted from the original filing and (ii) revising the Exhibit Index to reflect that the entire articles of incorporation, as amended, of the Company are being filed herewith. Except as described above, this Amendment No. 1 does not update information presented in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, originally filed on August 17, 2007.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits - See Index to Exhibits below.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPC Corporation

Date: August 20, 2007	/s/: John P. Yeros
John P. Yeros
Chairman and CEO
.

Date: August 20, 2007	/s/: Curtis M. Akey
Curtis M. Akey
Chief Financial Officer

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1*	Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2	Amended and Restated Bylaws of the Registrant, as amended (2)

10.1	Sixth Amendment to Commercial Lease, between MPC Computers, LLC and Micron Technology, Inc. (3)

31.1*	Certification of the Chairman and Chief Executive Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman and Chief Executive Officer of MPC Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
** Furnished herewith.

(2) Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007.

(3) Incorporated by reference to Exhibit 99.1, filed with the Securities and Exchange Commission on July 3, 2007.