Form 10-Q
period 2007-09-30
MPC CORP
filed 2007-11-14
CIK 1289871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act).

Yes  ☐   No  ☒

As of October 31, 2007 there were 33,927,005 shares of the issuer’s no par value Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MPC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,077	$4,839
Restricted cash	4,033	4,585
Accounts receivable, net	24,908	45,643
Inventories, net	28,151	18,189
Prepaid maintenance and warranty costs	9,679	6,391
Other current assets	733	935
Total Current Assets	68,581	80,582

Non-Current Assets
Property and equipment, net	2,898	4,914
Goodwill	22,197	22,197
Acquired intangibles, net	8,750	10,108
Long-term portion of prepaid maintenance and warranty costs	1,419	844
Other assets	2,966	3,792
Total Non-Current Assets	38,230	41,855
TOTAL ASSETS	$106,811	$122,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$28,691	$32,536
Accrued expenses	4,906	4,354
Accrued licenses and royalties	1,262	1,540
Current portion of accrued warranties	2,384	2,220
Current portion of deferred revenue	23,789	15,607
Notes payable and debt	30,685	34,834
Total Current Liabilities	91,717	91,091

Long Term Liabilities
Non-current portion of accrued warranties	1,756	2,127
Non-current portion of deferred revenue	20,269	22,979
Derivative warrant liability	3,939	6,129
Derivative financial instruments at estimated fair value	13,428	21,234
Total Long Term Liabilities	39,392	52,469
TOTAL LIABILITIES	131,109	143,560

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity
Preferred Stock, no par value; 1,000,000 shares authorized; no shares issued and outstanding at 2007 and 2006	—	—
Common Stock, no par value, 100,000,000 shares authorized; 15,270,020 and 12,147,438 shares issued and outstanding at 2007 and 2006, respectively	64,803	61,454
Accumulated Deficit	(89,101)	(82,577)
Total Shareholders’ Equity (Deficit)	(24,298)	(21,123)

TOTAL LIABILITIES AND EQUITY	$106,811	$122,437

The accompanying notes are an integral part of the condensed consolidated financial statements.

MPC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Revenue	$57,934	$76,647	$168,298	$211,640

Cost of revenue	48,194	67,826	144,965	186,264

Gross margin	9,740	8,821	23,333	25,376

Operating expenses
Research and development expense	584	769	1,623	2,904
Selling, general and administrative expense	9,243	10,310	28,011	31,408
Depreciation and amortization	1,098	1,182	3,402	5,222
Impairment of acquired intangibles	—	—	—	19,484
Total operating expenses	10,925	12,261	33,036	59,018

Operating loss	(1,185)	(3,440)	(9,703)	(33,642)

Other (income) expense
Interest expense, net	1,381	901	4,402	3,545
Gain on vendor settlements	(255)	(734)	(480)	(1,577)
Change in estimated fair value of derivative financial instruments	(26,324)	24,931	(7,011)	25,840
Loss on debt extinguishment	—	10,511	—	10,511
Merger related stock compensation expense	—	1,261	—	1,261
Other (income) expense	35	(4)	(90)	(53)
Total other (income) expense, net	(25,163)	36,866	(3,179)	39,527

Net income (loss)	$23,978	$(40,306)	$(6,524)	$(73,169)

Income (loss) per common share:
Basic	$1.68	$(3.33)	$(0.49)	$(6.18)
Diluted	$(0.04)	$(3.33)	$(0.49)	$(6.18)

Common shares used to compute net income (loss) per share:
Basic	14,289,579	12,103,583	13,420,695	11,833,338
Diluted	39,242,797	12,103,583	13,420,695	11,833,338

The accompanying notes are an integral part of the condensed consolidated financial statements.

MPC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net Loss	$(6,524)	$(73,169)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,044	2,244
Amortization of intangibles	1,358	2,978
Impairment of intangibles	—	19,484
Amortization of deferred loan costs	837	523
Common stock issued as legal settlement	—	29
Warrants issued for advisory services	—	68
Change in estimated fair value of derivative financial instruments	(7,011)	25,840
Loss on debt extinguishment	—	10,511
Stock compensation expense from vesting of restricted stock units	333	1,531
Gain on vendor settlements	(480)	(1,577)
Valuation of warrant exchange	—	767
Loss on disposal of assets	48	43
Accrued interest included in notes payable	100	45
Provision for bad debt	49	(29)
Changes in Assets and Liabilities	—	—
Accounts receivable	20,685	(3,497)
Inventory	(9,962)	1,165
Prepaid maintenance and warranties	(3,862)	10,662
Other current assets	200	547
Other non-current assets	465	(943)
Accounts payable and accrued expenses	2,664	(1,180)
Accrued licenses and royalties	(144)	(629)
Accrued warranties	(206)	(460)
Deferred revenue	5,471	(5,679)
Net cash provided (used) by operating activities	6,065	(10,726)

INVESTING ACTIVITIES
Purchase of property and equipment	(76)	(116)
Proceeds from the sale of fixed assets	—	2
Acquisition costs	(476)
Net cash used by investing activities	(552)	(114)

FINANCING ACTIVITIES
Net activity on line of credit	(8,455)	(2,938)
Net proceeds from notes payable	—	9,295
Restricted cash related to letters of credit and financing facility	551
Payment of notes payable	(1,405)	(128)
Payments on capital leases	—	(185)
Net proceeds from the exercise of stock options	34	27
Proceeds from the exercise of warrants	—	3,104
Payment of stock issuance costs	—	(155)
Net cash provided (used) by financing activities	(9,275)	9,020

Net cash decrease for period	(3,762)	(1,820)

Cash at beginning of period	4,839	3,897

Cash at end of period	$1,077	$2,077

The accompanying notes are an integral part of the condensed consolidated financial statements.

Supplemental disclosure of cash flow information:

(In thousands)

Cash paid for interest for the nine months ended September 30, 2007 and 2006 was $2,281 and $1,555, respectively.

No cash was paid for income taxes for the nine months ended September 30, 2007 and 2006.

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

NOTE 1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

We were formed in 2001 as a Colorado-based company named HyperSpace Communications, Inc. and completed an initial public offering (“IPO”) in October 2004. In July 2005, we acquired MPC Computers, LLC, or MPC, which is now a wholly owned subsidiary.  We are an enterprise IT hardware business providing products and services to customers in mid-sized businesses, government agencies and education organizations. In January 2007, we changed our name to MPC Corporation.  On October 1, 2007, MPC Corporation, through our wholly-owned subsidiary MPC-PRO, purchased from Gateway Inc. (“Gateway”) and Gateway Technologies Inc., Gateway’s Professional Division, the portion of Gateway’s Consumer Direct Division that markets business-related products, and a portion of the Customer Care & Support department that provides technical services to customers of the Professional and Consumer Direct Divisions (collectively, the “Professional Business”).  The Professional Business is primarily engaged in the sale, resale and marketing of desktop computer systems, laptops, servers, networking gear and other peripherals, and replacement parts to educational institutions, government entities (federal, state and local), value-added resellers and certain other resellers, and small business sales generated by Gateway’s web and phone centers.  The purchase has substantially increased the size of our business.   The acquisition of the Professional Business is more fully described in Note 9 “Subsequent Events”.

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

We serve the federal government, state/local government & education (“SLE”), and mid-size enterprise markets. This focus enables us to tailor our operating model to better support the needs of our customers for customized products, services and programs. We sell directly to our customers and use a build-to-order manufacturing process that we believe is an efficient means to provide customized computing solutions.

The accompanying consolidated financial statements consolidate the accounts of MPC Corporation and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  References to a fiscal year refer to the calendar year in which such fiscal year commences. MPC’s fiscal year ends on the Saturday closest to December 31. MPC’s floating fiscal year-end typically results in a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 53-week fiscal year.

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

Management’s plans to continue operations in the ordinary course assume adequate financing initiatives along with vendor support through continued, extended or increased credit lines, minimal cancellations of our backlog and successful implementation of previously announced cost cutting initiatives that are expected to be adequate to fund our operations for at least the next twelve months.  There can be no assurance that we will be successful in our efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional funding in the event that our financial resources become insufficient. The accompanying condensed consolidated financial statements do not include any adjustments that might result from any outcome of this uncertainty.

In conjunction with the acquisition of the Professional Business, on October 1, 2007, 7,545,352 of our outstanding $1.10 warrants were exercised for which we raised approximately $8,300. Although we have raised additional funds as a result of the acquisition of the Professional Business, we are currently seeking to expand credit lines with many of our current vendors, and obtain credit lines from vendors we have not previously done business with. Certain of these vendors have required letters of credit to secure credit lines, and since September 30, 2007 we have put letters of credit in place with three vendors, totaling $3,300. We are currently negotiating with other vendors, and anticipate providing additional letters of credit to secure credit lines with certain vendors. Continuing to provide letters of credit to vendors constrains our liquidity as we are required to cash collateralize the letters of credit, and there can be no assurance that we will be successful in obtaining sufficient vendor credit in the future. In addition, any inability to maintain adequate liquidity in the future may do significant harm to vendor relationships which we are able to secure, and could cause us to experience credit holds, requirements that we pre-pay for products, and/or a refusal to deliver components or termination of supply arrangements, any of which could have a material adverse effect on our financial condition and results of operations.

We face liquidity constraints.  Since the acquisition of MPC, we have raised a limited amount of additional funds to operate the business. We have raised $12,139 of equity from the exercise of warrants and $14,486 from the sale of convertible debentures since the acquisition and through September 30, 2007. As noted in Note 5 “Notes Payable and Debt”, we replaced our prior credit facility with Wachovia Capital Finance Corporation (Western) with a new receivables sales financing facility with Wells Fargo Business Credit, Inc. in November 2006, and further amended the facility in February 2007, which has provided us additional limited liquidity.  The shortfall in funding prior to September 30, 2007 had been financed by vendors and other creditors who allowed us to fall behind on our payment obligations or who had settled amounts due to them at amounts less than the original obligation.

We may need to raise a significant amount of additional funds to satisfy vendor payment obligations and to fund our business if our losses continue. There can be no assurance that we will be able to secure additional sources of financing. Even if we do obtain additional funding, the amount of such funding may not be sufficient to fully address all of our liquidity constraints, which could negatively and materially impact our business and results of operations.

On October 25, 2007, American Stock Exchange (“AMEX”) notified us that it has resolved the continued listing deficiencies based on a review by the AMEX of publicly available information, including the our press release dated October 1, 2007 regarding the acquisition of the Gateway Professional Business, our Securities and Exchange Commission filings, and other correspondence we have provided to the AMEX. Previously, the AMEX issued a notice dated April 13, 2006 that we had failed to satisfy the continued listing standards of Section 1003(a)(iv) of the AMEX Company Guide because we had sustained losses which were so substantial in relation to its overall operations or its existing financial resources, or our financial condition had become so impaired that it appeared questionable, in the opinion of AMEX, as to whether the Company would be able to continue operations and/or meet its obligations as they mature. The October 25, 2007 notice from the AMEX has indicated that the Company is subject to provisions of Section 1009(h) of the AMEX Company Guide for a period of twelve months which provides for the method of evaluation and appropriate action by the AMEX staff should the Company fall below the continued listing standards during that period. Depending on the circumstances, such action includes truncating procedures related to compliance with the continued listing standards or immediately initiating delisting proceedings.

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

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase.  We had no cash equivalents at September 30, 2007 and December 31, 2006.

Restricted cash

Restricted cash at September 30, 2007 and December 31, 2006 includes $1,500 held as collateral under our receivable financing facility, and $2,533 and $3,085 respectively, held as collateral for outstanding letters of credit.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate reserve against losses resulting from collecting less than full payment on receivables. Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at an estimated realizable value. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the aging of our receivables, and the financial condition of the customer.  A considerable amount of judgment is required when assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. The allowance for doubtful accounts totaled $1,780 and $1,830, respectively, as of September 30, 2007 and December 31, 2006.

Inventory

Inventory is stated at the lower of cost or market, with cost determined on an average cost basis approximating first in first out (FIFO). We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. If circumstances related to our inventories change, estimates of the realizability of inventory could materially change. At September 30, 2007 and December 31, 2006, our inventory valuation allowance totaled $5,251 and $5,185, respectively and was recorded as a reduction of inventory in the consolidated balance sheets. Inventory balances, net of valuation allowances, at September 30, 2007 and December 31, 2006 are:

(In thousands)	September 30, 2007	December 31, 2006

Raw materials	$17,004	$16,092
Work in process	758	236
Finished goods	10,389	1,861

Total inventory	$28,151	$18,189

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

Concentrations

A concentration of credit risk may exist with respect to trade receivables, particularly customers within the US federal government. We perform ongoing credit evaluations on a significant number of our customers and collateral from our customers is generally not required. Six customers accounted for approximately 48% of trade receivables as of September 30, 2007 and were either agencies of, or resellers to, the federal government.

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

Stock Based Compensation – Restricted Stock Units

Subsequent to the acquisition of MPC, we began issuing Restricted Stock Units (“RSUs”) as stock based compensation to members of our Board of Directors and employees. We record a non-cash compensation expense over the vesting life of the RSUs determined by the number of units granted multiplied by the fair market value at the date of grant. Compensation expense for RSUs issued after the acquisition is classified on the statement of operations as operating expense. During the nine months ended September 30, 2007 and 2006, we recorded $333 and $233 respectively, in stock compensation expense for RSUs issued subsequent to the acquisition.  As part of the merger agreement, and pursuant to agreements signed with certain MPC officers and certain key employees, we issued RSUs, which are classified on the statement of operations as “Other Income/Expense” because they relate to the merger transaction.  During the three and nine months ended September 30, 2006, $1,261 was recorded for stock compensation expense for RSUs related to the merger.   We record a non-cash compensation expense over the period the restricted stock units vest.

Basic and Diluted Income (Loss) Per Share

We apply the provisions of SFAS No. 128, Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss), as adjusted by the impact of potentially dilutive securities, by the combination of the weighted average number of common shares outstanding and all potentially dilutive common shares outstanding during the period using the treasury stock method unless the inclusion of such shares is anti-dilutive. Our potentially dilutive securities primarily consist of convertible debentures, stock warrants, restricted stock units, and stock options. For the three months ended September 30, 2007, 1,592,970 potentially dilutive common shares consisting of restricted stock units and stock options were excluded because they had an anti-dilutive effect on diluted loss per share. For the nine months ended September 30, 2007, and the three and nine months ended September 30, 2006, all potentially dilutive common shares were excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect. For the nine months ended September 30, 2007, the number of such anti-dilutive securities totaled 21,455,720.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except share and per share data)	2007	2006	2007	2006

Net income (loss)	$23,978	$(40,306)	$(6,524)	$(73,169)
Income from derivative convertible debentures	(17,833)	—	—	—
Income from derivative warrant liabilities	(7,828)	—	—	—
Net income (loss) - diluted	$(1,683)	$(40,306)	$(6,524)	$(73,169)

Basic weighted average shares outstanding	14,289,579	12,103,583	13,420,695	11,833,338

Weighted average potential common shares:
Convertible debentures	23,430,037	—	—	—
Stock warrants	1,523,181	—	—	—
Diluted weighted average shares outstanding	39,242,797	12,103,583	13,420,695	11,833,338

Diluted loss per share	$(0.04)	$(3.33)	$(0.49)	$(6.18)

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

Recently Adopted Accounting Standards

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the criteria for the measurement, recognition and derecognition of income taxes under FASB Statement No. 109, Accounting for Income Taxes. It also requires additional financial statement disclosures about uncertain tax positions including classification, interest and penalties. FIN 48 is effective January 2007. Because we have not been profitable since our initial public offering, and the uncertainty as a going concern, we have not realized any deferred tax assets. FIN No. 48 did not have a material impact on our financial position or results of operations. If our tax status were to change in the future, we would have to reevaluate the impact of FIN No. 48 on our financial position and results of operations at that time.

NOTE 4  ACCRUED WARRANTY

We accrue for warranty liabilities at the time of the sale for estimated costs that may be incurred under the basic limited warranty.  Changes in our aggregate accrued warranty are presented in the following table.

	Nine months ended
	September 30,
(In thousands)	2007	2006
Accrued warranties at beginning of the period	$4,347	$4,775
Cost accrued for new warranties	2,101	1,899
Service obligation honored	(2,348)	(2,505)
Accretion of interest under purchase accounting	40	145
Accrued warranties at end of the period	$4,140	$4,314

NOTE 5  NOTES PAYABLE AND DEBT

(In thousands)	September 30, 2007	December 31, 2006
Wells Fargo Receivables Advance Facility	$25,709	$34,164
Debt Incurred in Acquisition	370	370
Convertible Bridge Loans	300	300
Payable to Lessor	1,331	—
Payable to TPV	1,815	—
Payable to Wacom Technology Corporation	1,160
Total Notes Payable and Debt	$30,685	$34,834

Wells Fargo Receivables Advance Facility

On November 16, 2006, we entered into an agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) for an accounts receivable assignment and advance facility (“Receivables Advance Facility”) that replaced our prior line of credit with Wachovia Capital Finance Corporation (Western).  Under the new facility, we may assign to Wells Fargo, and Wells Fargo may purchase from us, Accounts (as defined in the Receivables Advance Facility). Wells Fargo will advance 90% of the value of the purchased Accounts. Wells Fargo may adjust the advancement percentage at any time in its commercially reasonable discretion upon prior notice to us. We will pay fees equal to the Wells Fargo Prime Rate (as defined in the Receivables Advance Facility), plus 1.75% per annum multiplied by the total amount of Accounts purchased and not yet paid by our customers, computed daily. The effective rate at September 30, 2007 was 9.5%.  Wells Fargo has the right to require that we re-purchase the Accounts in the event our customer does not pay the receivable within a timeframe specified under the Receivables Advance Facility, if a material customer dispute arises or in the event of a default under the Receivables Advance Facility. The Receivables Advance Facility is subject to customary default provisions. Wells Fargo has discretion under the Receivables Advance Facility as to the Accounts purchased and the percentage advanced after submission of the Account for approval. Wells Fargo is not obligated to buy any Account from us that Wells Fargo does not deem acceptable in its sole discretion. There is no minimum amount of Accounts to be purchased by Wells Fargo under the Receivables Advance Facility. The facility is secured by substantially all of our assets. The Receivables Advance Facility is for a term of three (3) years. Early termination fees apply if the Receivables Advance Facility is terminated before the end of its term. The Receivables Advance Facility also provides for a $1,500 collateral account for the benefit of Wells Fargo for repayment of any obligations arising under the Receivables Advance Facility.

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

On October 1, 2007, we entered into an amendment to the Receivables Advance Facility and additional agreements.  See Note 9 “Subsequent Events – “Account Purchase Agreements” and “Amended Account Purchase Agreements”.

Debt Incurred in Acquisition

Debt incurred in connection with the acquisition of MPC of $370 was due July 25, 2006, including any unpaid interest, which is accrued at 5% per annum. We were unable to repay this amount due to our liquidity constraints. We have held discussions with these note holders about an extension to repay the amounts due. There is no assurance that we will be successful in renegotiating the terms of these notes. The holders have the right, at any time prior to payment, to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.00 per share, which was determined at the date of issuance. The common stock underlying these notes are covered by a registration rights agreement.  We filed the registration statement with the SEC on November 8, 2006 and it was declared effective on June 28, 2007.

Convertible Bridge Loans

Convertible Bridge Loans were issued prior to our IPO. The outstanding amount was due April 2006, including any unpaid interest which is accrued at 12% per annum. The holder has the right, at any time prior to repayment, to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.50 per share. The notes include detachable warrants for purchase of common stock. The value of the warrants was recorded as interest expense in 2004. All of our assets at MPC Corporation collateralize the notes. These notes have registration rights. In May 2006, we repaid principal and interest to one note holder. There are two remaining note holders who have not yet been repaid. We are in default of the repayment terms on these notes, and the default interest provision of 18% has been accruing on these notes since April 15, 2006. We have been in discussions with these note holders about an extension to repay the amounts due. There is no assurance that we will be successful in renegotiating the terms of these notes.

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

On July 2, 2007, we entered into a Sixth Amendment to the Lease of this manufacturing facility. The Sixth Amendment to Lease provides that we will pay the balance of the Extended Rent Obligation in twelve equal monthly installments in the amount of $174, including interest at the annual rate of 12%. If any installment is not made, we will incur a late charge of 5% of the amount of such installment, and interest shall increase to an annual default rate of 18%. The Sixth Amendment also provides that we will pay the full amount of the Extended Rent Obligation in the event we receive equity investment funds in an amount that exceeds $12,000. Additionally, if our unrestricted cash and cash equivalents balance, combined with available lines of credit, exceeds $5,000 at any time after January 1, 2008, the monthly installment amount increases to $348 until the total Extended Rent Obligation is paid in full. In addition to making the Extended Rent Obligation payments, we are obligated to pay current rent and all other Lease obligations as they become due and payable, including property taxes per the terms of the Lease.

Payable to TPV

On June 30, 2007, we entered into a settlement agreement with TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd (collectively “TPV”).  See Note 8, “Commitments and Contingencies.”  Under the agreement we agreed to pay TPV $2,145 over a period of twelve months with interest at 8%.  The agreement provides for monthly payments of $120 for six months and $254 thereafter. The settlement amount had been previously recorded as accounts payable.

Payable to Wacom Technology Corporation

On August 31, 2007, we entered into a settlement agreement with Wacom Technology Corporation (Wacom).  See Note 8, “Commitments and Contingencies.”  The agreement provides for monthly principal payments of $100 to Wacom beginning September 2007, with interest accruing at 5%.  The settlement amount of $1,207 had previously been recorded as accounts payable.

NOTE 6  DERIVATIVE WARRANT LIABILITES AND CONVERTIBLE DEBENTURES

Derivative warrant liabilities and convertible debentures consist of the following:

	September 30, 2007
	Derivative Warrants	Convertible Debentures
(In thousands)	Fair Value	Fair Value	Face Value

New Convertible Debentures and Warrants	$2,657	$9,520	$8,699
September 29, 2006 Financing	1,282	3,908	3,657
	$3,939	$13,428	$12,356

	December 31, 2006
	Derivative Warrants	Convertible Debentures
(In thousands)	Fair Value	Fair Value	Face Value

New Convertible Debentures and Warrants	$3,123	$14,114	$9,849
September 29, 2006 Financing	3,006	7,120	4,936
	$6,129	$21,234	$14,785

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

Because the conversion price for the debentures and the exercise price for the warrants was below market value at the time of issuance and below the exercise and/or conversion price for certain previously issued warrants and convertible securities, anti-dilution rights of various security holders were triggered and resulted in the downward adjustment of the exercise and/or conversion price for various security holders, including the holders of our publicly traded warrants. See Note 7 – “Shareholders’ Equity.”

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

On March 5, 2007, we obtained amendments and waivers to the registration rights agreement and the debentures. Pursuant to a letter agreement, the majority of the investors, including Crestview Capital Master, LLC and Toibb Investment LLC agreed to waive the penalty provisions for not yet having an effective registration statement, and to extend the dates for filing a registration statement and all related deadlines, including the date by which the initial registration statement must be declared effective by the SEC, by 120 days. The investors in this offering also agreed that no Event of Default is presently deemed to have occurred under the debentures. The 120-day extension period lapsed, and the registration statement was not declared effective until June 28, 2007. For the nine months ended September 30, 2007, we incurred liquidated damages of $346 under the registration rights agreement related to the delay in the effectiveness of our registration statement.

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

The New Convertible Debentures are hybrid financial instruments that embody certain features that met the definition of derivative financial instruments and required bifurcation under SFAS No. 133.  Embedded derivatives that require bifurcation are required to be combined into one compound derivative financial instrument and carried at fair value as derivative liabilities. The 4,924,500 of detachable warrants, and related anti-dilution protection features were evaluated as freestanding derivative financial instruments under EITF 00-19, which provides the guidelines for equity classification. The warrants did not possess all of the conditions for equity classification due to the registration rights that require the delivery of registered shares, and did not provide for a mechanism for settlement should we be unable to deliver registered shares; in these instances, net-cash settlement is presumed. As such, the detachable warrants were required to be carried as liabilities at fair value. The warrants issued to the placement agent possessed all of the conditions for equity classification and were therefore classified as equity.

We applied the provisions of SFAS 155 for the New Convertible Debentures and Warrants as a hybrid instrument that contains an embedded derivative that would otherwise have to be bifurcated. The entire hybrid instrument was therefore initially recorded at fair value and subsequent changes in fair value were recognized in earnings.

In determining the fair value of our freestanding derivative financial instruments we assumed an expiration term of 3.92 years, a volatility of 90.94% and interest rate of 4.23%. The estimated fair value of these derivative instruments at September 30, 2007 and December 31, 2006 are as follows:

	Fair Value	Fair Value
(In thousands)	of Debt	of Warrants	Total

September 30, 2007	$9,520	$2,657	$12,177

December 31, 2006	$14,114	$3,123	$17,237

During the nine months ended September 30, 2007, we issued 1,533,333 shares of common stock upon conversion of $1,150 face value of New Convertible Debentures plus accrued interest and penalties.

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

We filed the registration statement with the SEC on November 8, 2006, and it was declared effective on June 28, 2007. Not all of the common stock underlying the debentures and warrants was registered under this registration statement due to the large number of shares of common stock to be registered relative to the number of shares of our common stock then outstanding.  In order to register the shares on a Form S-3, the SEC required that we reduce in the number of shares being registered. We believe we have substantially fulfilled our obligations under the registration rights agreement and will register the remaining unregistered shares as required by the registration rights agreement and as allowed by the SEC.

We did not obtain any amendments or waivers from these investors and as a result, as of February 1, 2007 we began incurring liquidated damages under the registration rights agreement at the rate of 1.5% of the aggregate amount invested per month until the registration statement was declared effective on June 28, 2007. These liquidated damages must be paid in cash, and they accrue interest at a rate of 18% per annum. We notified the investors that we are unable to pay the interest and will accrue the interest if unpaid to their account. There is no assurance that they will allow us to defer payment of the liquidated damages. We accrued $383 in liquidated damages under the registration rights agreement during the nine months ended September 30, 2007.  Since we have not paid the interest or penalties due under the debentures or the registration rights agreement, a holder could declare the debentures to be in default and accelerate the debt due under the debentures.  If this were to happen, the debentures would accrue interest at the rate of 22% per annum. We may be required to pay interest or other required payments in cash rather than stock and could be forced to use our limited cash to redeem all or a portion of the outstanding debentures.  As noted in Note 9 – “Subsequent Events” on October 1, 2007 $11,004 in face value of the debentures related to the New Convertible Debentures and Warrants and the September 29, 2006 Financing were converted to common stock and Series A Preferred Stock.

During the nine months ended September 30, 2007, we issued 1,705,333 shares of common stock upon conversion of $1,279 in face value of debentures from the September 29, 2006 Financing plus accrued interest and penalties.

In connection with this financing, we issued 499,867 warrants with a 5-year term to the placement agent to purchase our common stock for $1.10 per share.

In determining the fair value of our freestanding derivative financial instruments we assumed an expiration term of 4.0 years, a volatility of 90.94% and an interest rate of 4.23%.  The estimated probability of a dilutive financing transaction occurring is based on management’s estimate of such a transaction in the future. The estimated fair value of these derivative instruments at September 30, 2007 and December 31, 2006 are as follows:

	Fair Value	Fair Value
(In thousands)	of Debt	of Warrants	Total

September 30, 2007	$3,908	$1,282	$5,189

December 31, 2006	$7,120	$3,006	$10,126

NOTE 7  SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2007, we issued 3,238,666 shares of common stock upon conversion of $2,429 face value of convertible debentures plus accrued interest and penalties with a fair value of $2,984. We also issued 1,201,292 shares of common stock upon the vesting of restricted stock units.

Warrant Exercise Price Adjustments

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

Amendments to Articles of Incorporation

On September 28, 2007, we amended our amended and restated articles of incorporation with the State of Colorado to designate MPC Corporation Series A and Series B Preferred Stock and authorize the issuance of 615,000 and 240,000 shares respectively.  Both the MPC Corporation Series A and Series B Preferred Stock are participating, non-voting and have a liquidation preference equal to $.00000001 per share.  Each share of Series A Preferred Stock will automatically convert into shares of our common stock at such time the conversion would not cause the beneficial ownership of the holder to exceed 9.99% beneficial ownership, as such term is defined in Rule 13d-3 as promulgated under the Security and Exchange Act of 1934, as amended.   All Series B Preferred Stock converts into shares of our common stock upon shareholder approval by a majority of our common shareholders (the “Series B Automatic Conversion Event”), which we will seek at our next annual meeting of shareholders.  Gateway, Inc. agreed to vote in favor of the Series B Automatic Conversion Event.  See Note 9 “Subsequent Events — Acquisition of Gateway Professional Business.” In the event shareholder approval is not obtained within one year of the date of issuance, all outstanding shares of Series B Preferred Stock must be redeemed by us at 1.5 times the closing price times the number of shares of common stock into which the Series B Preferred Stock is then convertible.

Effective October 5, 2007, we further amended our amended and restated articles of incorporation with the State of Colorado to authorize the issuance of 640,000 shares of Series A Preferred Stock and 260,000 shares of Series B Preferred Stock.

NOTE 8   COMMITMENTS AND CONTINGENCIES

Letters of Credit

On September 30, 2007, we had outstanding letters of credit totaling $2,500. The letters of credit were fully collateralized with cash on deposit at the issuing bank.

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

Wacom Technology Corporation

We are a defendant in a lawsuit filed by Wacom Technology Corporation. This suit was filed on March 6, 2007 in the U.S. District Court, District of Idaho alleging that we have failed to pay invoices for computer equipment in the amount of a $1,207.  In August 2007, we settled the case by agreeing to pay the full $1,207 in monthly payments of $100 per month beginning September 2007 plus interest accruing at 5%.

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

NOTE 9   SUBSEQUENT EVENTS

Acquisition of Gateway Professional Business

On October 1, 2007 (“Closing Date”), MPC Corporation, through our wholly-owned subsidiary MPC-PRO, purchased from Gateway Inc. (“Gateway”) and Gateway Technologies Inc., Gateway’s Professional Division, the portion of Gateway’s Consumer Direct Division that markets business-related products, and a portion of the Customer Care & Support department that provides technical services to customers of the Professional and Consumer Direct Divisions (collectively, the “Professional Business”).  The Professional Business is primarily engaged in the sale, resale and marketing of desktop computer systems, laptops, servers, networking gear and other peripherals, and replacement parts to educational institutions, government entities (federal, state and local), value-added resellers and certain other resellers, and small business sales generated by Gateway’s web and phone centers.

The purchase included specified inventory currently valued at approximately $26,000, customer lists and customer relationships, and the sales, marketing, service and administrative functions supporting the Professional Business.   The acquisition included the purchase of all of the capital stock of Gateway Companies Inc. (“GCI”), and the membership interests of Gateway Professional, LLC (“GP”) and Gateway Pro Partners, LLC (“GCC”).

As consideration, MPC-PRO assumed certain warranty obligations and other obligations currently estimated at $70,000 and will issue to Gateway a promissory note currently estimated to be $2,000. The amount of the promissory note is subject to adjustment based on the Final Net Inventory/Liability Statement as defined in the Asset Purchase Agreement. The promissory note will bear interest at a rate of 8% and is repayable by April 1, 2008 in equal bi-monthly installments.   The promissory note will be executed within 5 days after the receipt of the Final Net Inventory/Liability Statement provided by Gateway, Inc.  In addition, we issued 5,602,454 shares of MPC Corporation common stock totaling approximately 19.9% of our outstanding common stock as of the Closing Date (the “MPC Common Shares”), and 249,171 shares of MPC Corporation Series B Preferred Stock convertible into 4,983,416 shares of our common stock (following approval by our shareholders permitting such conversion) representing the difference between (a) 19.9% of our outstanding common stock as of the Closing Date on a fully-diluted basis (excluding securities issued to our employees under our current employee equity plans) and (b) the number of shares of the MPC Common Shares (the “MPC Preferred Shares” and, together with the MPC Common Shares, the “MPC Shares.”)  In the event shareholder approval is not obtained within one year following closing, all outstanding shares of MPC Corporation Series B Preferred Stock must be redeemed by us at 1.5 times the closing price times the number of shares of our common stock into which the MPC Corporation Series B Preferred Stock is then convertible.

In connection with the transaction, we entered into several material agreements on the Closing Date that were conditions to closing the transaction: (1) a Lock-Up Agreement between us and Gateway with respect to the MPC Shares (the “Lock-Up Agreement”); (2) a Registration Rights Agreement with Gateway with respect to the MPC Corporation common stock, no par value, and MPC Corporation Series B Preferred Stock issued as consideration to the transaction (the “Registration Rights Agreement”), (3) a Transition Services Agreement between MPC-PRO and Gateway (the “TSA”); and (4) an Intercreditor Agreement between MPC-PRO, Gateway, GCI, and Wells Fargo (the “Intercreditor Agreement”). Additionally, in connection with the transactions contemplated by the Asset Purchase Agreement, MPC Corporation and/or our affiliates entered into the following agreements: (1) Account Purchase Agreements between Wells Fargo and each of MPC-PRO and GCI (the “Account Purchase Agreements”); (2) Second Amendments to the Wells Fargo Receivables Advance Facility between Wells Fargo and each of MPC Computers, LLC, MPC-G, LLC and MPC Solutions Sales LLC (the “Amended Account Purchase Agreements”); (3) Lease Agreement between MPC-PRO and Gateway (the “Lease Agreement”); and (4) Letter Agreement between MPC, MPC-PRO, Gateway and Gateway Technologies.  Each of the foregoing agreements is described in more detail below.

Lock up and Registration Rights Agreements

Under the Lock-Up Agreement, Gateway has agreed that it will not offer, sell, contract to sell, short, pledge or otherwise dispose of any MPC Corporation common stock beneficially owned, held or thereafter acquired by Gateway or its affiliates for a period of 12 months (the “Restriction Period”), except for Permitted Transfers as defined by the agreement.

The Registration Rights Agreement provides that following the Restriction Period as set forth in the Lock-Up Agreement and upon receipt of a demand request from Gateway, we will file a registration statement with respect to the Registrable Securities, as defined by the agreement, which include the MPC Shares issued in connection with the transaction.  The Registration Rights Agreement grants Gateway customary and piggyback rights.

Transition Services Agreement

Under the TSA (as amended on October 26, 2007), Gateway will provide accounting, human resource, manufacturing, procurement, marketing, information technology, and other specified services (collectively, “the Services”). Additionally, Gateway will provide buy/sell services for components from suppliers and will procure systems from Original Distribution Manufacturers (ODM’s).  We will pay Gateway a total fee of $6,500, payable as follows: (1) one payment of $724 due on the second Friday after the Closing Date, (ii) one payment of $806 due on the fourth Friday after the Closing Date, (iii) six bi-weekly installments of $765 due on the sixth, eighth, tenth, fourteen and sixteenth Friday after the Closing Date and (iv) one payment of $382 due on the seventeenth Friday after the Closing Date. In addition, the Agreement provides that if any Extended Services are provided by Gateway after the Expiration Date (as defined by the agreement), we will pay Gateway $627 for each week or part thereof, payable on the Friday of every week such Extended Services are performed. We must reimburse Gateway for all components purchased by Gateway, plus a percentage markup of (i) one-half percent during the first eight-week period following close, (ii) one percent during the second eight-week period, and (iii) two percent thereafter.  We will also reimburse Gateway for all software license fees paid in the course of providing the Services and expenses incurred in the Buy/Sell Activity at the rates specified in the TSA.  The TSA will continue in effect from October 1, 2007 until the latest expiration date specified by the Agreement for the Services, generally for 17 weeks, unless the TSA or any Service provided thereunder is earlier terminated by us.

Intercreditor Agreement

Under of MPC’s agreement with Wells Fargo, we have granted a senior security position on the assets of MPC Corporation and our affiliates. The Intercreditor Agreement provides Gateway with a junior security interest in accounts receivable generated on or after the Closing Date, inventory, and all other property of MPC-PRO and GCI as specified in the agreement (the “Wells Fargo Collateral”) to secure the payment of obligations owing to Gateway under the Transition Services Agreement (the “TSA Obligations”).  Wells Fargo and MPC-PRO agreed to set aside certain accounts receivable for the payment of the TSA Obligations.

Account Purchase Agreements

On October 1, 2007, MPC-PRO and GCI (which was acquired by MPC-PRO in connection with the Professional Business, each entered into an Account Purchase Agreement with Wells Fargo.  Under these agreements, MPC-PRO and GCI may assign to Wells Fargo, and Wells Fargo may purchase from MPC-PRO and GCI, Accounts (as defined in the Agreements). Wells Fargo will advance to MPC-PRO and GCI 90% of the value of the purchased Accounts. Wells Fargo may adjust the advancement percentage at any time in its commercially reasonable discretion upon prior notice to MPC-PRO and GCI. MPC-PRO and GCI will pay fees equal to the Wells Fargo Prime Rate (as defined in the Agreements), plus 0.75% per annum (the “Wells Fargo Discount”) multiplied by the total amount of Accounts purchased and not yet paid by MPC-PRO and GCI customers, computed daily. Wells Fargo has the right to require that MPC-PRO re-purchase the Accounts in the event customers of MPC-PRO and GCI do not pay the receivable within a timeframe specified in the Account Purchase Agreements, if a material customer dispute arises or in the event of a default under the Account Purchase Agreements. The Account Purchase Agreements are subject to customary default provisions. Wells Fargo has discretion under the Account Purchase Agreements as to the accounts purchased and the percentage advanced after submission of the Accounts for approval. Wells Fargo is not obligated to buy any Account from MPC-PRO and GCI that Wells Fargo does not deem acceptable in its sole discretion. There is no minimum amount of Accounts to be purchased by Wells Fargo under the Account Purchase Agreements. The facilities are secured by the assets of MPC-PRO and GCI. The Account Purchase Agreements are for a term of three (3) years from November 14, 2006. There is an initial annual combined fee for all MPC Corporation entities of $100 and an annual fee of $200 thereafter in addition to a minimum fee. Early termination fees apply if the Account Purchase Agreements are terminated before the end of their term.  An origination fee of $150 was paid at closing.

Amended Account Purchase Agreements

On October 1, 2007, MPC and its subsidiaries MPC-G, LLC and MPC Solutions Sales LLC (MPC Computers, LLC and its subsidiaries being referred to collectively herein as “MPC LLC”) entered into separate Second Amendments to Account Purchase Agreements with Wells Fargo. The Amended Account Purchase Agreements modify the Wells Fargo Receivables Advance Facility agreements dated November 14, 2006, as amended, primarily as to minimum fees and Wells Fargo Prime Rate as defined in the Amended Account Purchase Agreements.  The minimum monthly fee to be paid in aggregate by MPC affiliates to Wells Fargo is determined by multiplying the Wells Fargo Discount, times $30,000 times 30 divided by 360.  In addition, the Amended Account Purchase Agreements increased the collateral account for the benefit of Wells Fargo to $3,500 from $1,500 under the Receivables Advance Facility.

Lease Agreement

MPC-PRO entered into a Lease Agreement with Gateway to lease a portion of a manufacturing facility in North Sioux City, South Dakota, for a term of 5 years from the Lease Commencement Date, as defined in the Lease Agreement, with two 5-year renewal options. Under the Lease Agreement, the monthly initial base rent is $36 per month with annual escalation in base rent as specified in the Lease Agreement.

Letter Agreement

As a condition to close under the Asset Purchase Agreement, MPC Corporation was to have raised at least $9,000 in additional cash and cash equivalents through the conversion of outstanding convertible securities, the exercise of warrants or the sale of additional equity securities, as measured relative to MPC’s cash and cash equivalents as of the September 4, 2007 date of the Asset Purchase Agreement.  This condition was modified to raising at least $8,000 under a letter agreement dated October 1, 2007 among the parties to the Asset Purchase Agreement.  In satisfaction of this condition, we raised $8,300 from the exercise for cash of $1.10 warrants issued in connection with two private placement financings in September 2006 that included the issuance of convertible debentures.  As of the October 1, 2007 closing, $13,433 of face value of the convertible debentures have been converted into MPC Corporation common stock and Series A Preferred Stock since original issuance.

In connection with the obligation under the Letter Agreement, two MPC Corporation investors, Crestview Capital Master LLC (“Crestview”) and Toibb Investment LLC (“Toibb”), intended to exercise their warrants and convertible debentures, but because of their large holdings, their beneficial ownership of our common stock, as defined in Rule 13d-3 as promulgated under the Securities Exchange Act of 1934, as amended, could have exceeded 9.99%.  As such, on October 1, 2007, we entered into an Amendment No. 1 to Convertible Debenture with each of Crestview and Toibb (the “Debenture Amendments”), pursuant to which their respective Convertible Debentures due on September 6, 2009 were amended such that the debentures were convertible into shares of Series A Preferred Stock.  Additionally, MPC and both Crestview and Toibb agreed that, upon the exercise of their warrants prior to the Closing, we would issue (i) common stock only to the extent that their beneficial ownership reaches 9.99% and (ii) the number of shares of MPC Corporation Series A Preferred Stock that will convert into a number of shares of MPC Corporation common stock equal to the difference between the number of shares of common stock such holder would receive if all of such holder’s warrants were exercised for our common stock and the number of shares of our common stock such holder actually received in order to avoid exceeding 9.99% beneficial ownership.

Additionally, on October 1, 2007, we entered into an amendment to the Registration Rights Agreement dated as of September 6, 2006 with Crestview and Toibb such that the registration and other rights applicable to shares of common stock issuable upon conversion of the their debentures apply equally to the shares of common stock issuable on conversion of the Series A Preferred Stock issued pursuant to the Debenture Amendments.

License Agreement

On the Closing Date, MPC Corporation and Gateway entered into a Limited License Agreement to grant us a non-exclusive, royalty-free, one-year use of Gateway Licensed Marks on Licensed Products, as defined, subject to the terms and conditions of the agreement.  Gateway may, in its sole discretion, terminate the Limited License Agreement in the event of a change of control of MPC Corporation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Dollars)

Management’s discussion and analysis of the results of operations and financial condition should be read in conjunction with the financial statements and related notes included in Item 1 of this report and with the Company’s Annual Report in Form 10-KSB/A for the year ended December 31, 2006.

OVERVIEW AND EXECUTIVE SUMMARY

We were formed in 2001 as a Colorado-based company called HyperSpace Communications, Inc., and completed an IPO in October 2004. In July 2005, we acquired MPC, which is now our wholly owned subsidiary and our sole operating business.  On October 1, 2007, we completed the acquisition of the Gateway Professional Business.  See “October 1, 2007 Acquisition of Gateway Professional Business” further under this Item 2.  This acquisition significantly increases the scale of our business as the Professional Business had reported revenue of $895 million in 2006 as compared to our revenue of $285 million in 2006.  We anticipate that the increased scale will enable us to better compete with our larger competitors including Dell, HP and Lenovo.  As part of the acquisition, we acquired substantially all the employees supporting, and assets of, the Professional Business.

In addition, we obtained access to the entire catalog of products and services from the Professional Business and now make them available to both MPC and Gateway Professional customers.  We also acquired Gateway’s leased final assembly facility in Nashville, TN and the portion of Gateway’s Consumer Direct business that targets business with less than 100 employees. With the completion of the acquisition, we have operations in Idaho, South Dakota, Tennessee and Colorado.

Under the terms of the transaction, we assumed warranty and other specified obligations of the Professional Business.  Gateway acquired our common stock and Series B Preferred stock constituting an approximate 19.9% equity interest in us.  We will issue to Gateway a promissory note in the approximate amount of $2 million, subject to adjustments described in the Asset Purchase Agreement.  There can be no assurance that the acquisition and future operations of the Gateway Professional Business will be successful.

Current Business

Our primary business is providing PC-based products and services to mid-sized businesses, government agencies and education organizations. We manufacture and market ClientPro® desktop PCs, TransPort® notebook PCs, NetFRAME® servers and DataFRAME™ storage products, along with the “E-series” of desktops, notebooks, servers and storage that we recently acquired from Gateway under a one-year license agreement. We also provide hardware-related support services such as installation, technical support, parts replacement, and recycling. In addition to PCs, servers, and storage products, we also fulfill our customers’ requirements for third party products produced by other vendors, including printers, monitors and software.

We will continue to focus primarily on three markets: federal government, state/local government & education (“SLE”), and mid-size enterprise. This focus enables us to tailor our operating model to better support the needs of these customers for customized products, services and programs. We sell directly to customers in each of our markets.

We use a build-to-order manufacturing process that we believe is an efficient means to provide customized computing solutions.

Strategic Plans and Initiatives

With the purchase of the Professional Business we have expanded our enterprise IT hardware business of providing products and services to customers in mid-sized businesses, government agencies and education organizations.  This acquisition has expanded our business in the education and state/local government markets in particular, resulting in a more balanced product mix less reliant on the federal government business.  In addition, the acquisition has expanded our product line to include new products, including a more competitive line of notebook PCs and convertible tablet PCs.

Professional Business Initiatives

To successfully combine our existing operations with the newly acquired Professional Business, we have set forth the following key initiatives:

• Effectively integrate/combine the new Professional Business management teams;
• Successfully transfer the financial, human resource, procurement, and other data from the Professional Business into our IT Systems ;
• Carefully manage our liquidity to maximize our use of funds;
• Focus on supplier relationships, reduce procurement costs due to our larger scale, and improve the utilization of vendor credit;
• Successfully integrate our sales efforts between our existing and new Professional Business sales teams;
• Integrate our product lines and continue ongoing research and development activities;
• Fully integrate our warranty obligations;
• Successfully integrate our administrative and financial functions, including the combining of our various licensing and royalty functions;
• Retain Professional Business customers;
• Utilize the Gateway brand name until our license to use the name expires in September 2008, while enhancing the MPC brand name in our various markets;
• Integrate into our overall operations, our lower cost operating methodologies and practices.

We cannot give assurance that these initiatives will achieve the intended results, and that our failure to achieve these initiatives and others could have a material adverse effect on our business and financial condition.  See Risk Factors in Part II, Item 1A of this report.

Gross Margin Initiatives

We continue to focus on gross margin improvement initiatives including the reduction of product returns, freight costs, manufacturing costs, and costs associated with customer evaluation units.  In addition, we are focusing on sales of higher margin products such as servers and storage devices. We continue to be active in cost management and constantly seek ways to run our business more cost effectively.  There can be no assurance that improvements can be achieved.

We continue to focus on:

• Increasing the liquidity in our business and improving our balance sheet;
• Continuing to make our operations more cost efficient;
• Seeking ways to sell and distribute our products more effectively;
• Penetrating segments of the U.S. federal government where we have historically not made significant sales;

• Continuing to focus on higher margin business such as servers and storage devices; and
• Working with our vendors to negotiate further credit extensions or larger lines of credit

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(In millions)

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change

Revenue	$57.9	$76.6	-24.4%	$168.3	$211.6	-20.5%

Cost of revenue	48.2	67.8	-28.9%	145.0	186.2	-22.1%

Gross margin	9.7	8.8	10.2%	23.3	25.4	-8.3%
Gross margin %	16.8%	11.5%	13.8%	12.0%

Operating expenses
Research and development expense	0.6	0.7	-14.3%	1.6	2.9	-44.8%
Selling, general and administrative expense	9.2	10.3	-10.7%	28.0	31.4	-10.8%
Depreciation and amortization	1.1	1.2	-8.3%	3.4	5.2	-34.6%
Impairment of acquired intangibles	—	—	—	—	19.5	-100.0%
Total operating expenses	10.9	12.2	-10.7%	33.0	59.0	-44.1%
Operating expenses as a % of revenue	18.8%	15.9%		19.6%	27.9%

Operating loss	$(1.2)	$(3.4)	-64.7%	$(9.7)	$(33.6)	-71.1%
Operating loss as a % of revenue	-2.1%	-4.4%		-5.8%	-15.9%

Other (income) expense
Interest expense, net	1.4	0.9		4.4	3.5
Gain on vendor settlements	(0.3)	(0.7)		(0.5)	(1.6)
Change in estimated fair value of derivative financial instruments	(26.3)	24.9		(7.0)	25.9
Loss on debt extinguishment	—	10.5		—	10.5
Merger related stock compensation expense	—	1.3		—	1.3
Other income	—	—		(0.1)	(0.1)
Total other (income) expense, net	(25.2)	36.9		(3.2)	39.5

Net income (loss)	$24.0	$(40.3)		$(6.5)	$(73.1)

OPERATING RESULTS

Revenue

Revenue for the three months ended September 30, 2007 was $57.9 million, a decline of $18.7 million or 24.4% from the comparable period in 2006. Revenue for the nine months ended September 30, 2007 was $168.3 million, a decline of $43.3 million or 20.5% from the same period in 2006. The decrease in revenue for the three and nine months ended September 30, 2007 was due to lower sales to our commercial, state/local government, and education customers.  Due to our cash constraints in the second half of 2006, many of these customers’ orders were delayed and they therefore placed fewer orders with us during the first half of 2007.  Lower revenues from commercial, state/local government, and education customers were partially offset by higher revenues from federal government customers.  Our orders in backlog increased from approximately $28 million at the end of 2006 to approximately $48 million at the end of the third quarter 2007.

Our revenues have declined from 2005 to 2006, and to date in 2007 compared to 2006.  While we have recently experienced moderate increases in sales to federal government customers, it is not certain this improvement in federal government sales will continue or whether sales to commercial, state/local government and education customers will decline further.  Economies of scale play an important role in the PC industry.  Our major competitors have significantly larger operations and stronger brand recognition than we do, and generally have stronger financial positions.  Our acquisition of the Professional Business will help us to address our disadvantages in economies of scale, but there can be no assurance that our downward revenue trend will be reversed.

Gross Margin

As a percentage of net sales, gross margin increased to 16.8% for the three months ended September 30, 2007 from 11.5% for the same period in 2006, and increased to 13.8% from 12% for the nine months ended September 30, 2007 compared to the same period in 2006. The improvements in gross margin for the periods are due principally to sales of higher margin products, coupled with lower costs for certain raw materials purchased during the preceding six months.  We are currently experiencing an amortization of higher levels of deferred revenues related to 4-year and 5-year warranties whose terms are now coming due.  As a result, during the three and nine months ended September 30, 2007, we recognized a greater amount of the deferred revenue associated with extended warranty services than in previous periods, which had a favorable impact on our gross margin percentage.  We do not anticipate that these higher than historical margins will continue in future periods.

Research and Development Expense

Research and development expenses decreased $0.1 million and $1.3 million for the three and nine months ended September 30, 2007, respectively from the same periods in 2006, primarily due to our cost cutting initiatives initiated in 2006.

Selling, General and Administrative Expense (SG&A)

Our SG&A expense for the three and nine months ended September 30, 2007 decreased $1.1 million and $3.4 million, or 10.7% and 10.8%, respectively, compared to the same periods in 2006. Our ongoing cost reduction efforts initiated in 2006 and lower sales commissions from lower sales are the primary factors contributing to the decline.

Depreciation and Amortization

Deprecation and amortization consists of depreciation of purchased fixed assets and the non-cash amortization of acquired intangibles at the time of our acquisition of MPC in July 2005. Depreciation and amortization declined $0.1 million for the three months ended September 30, 2007 and declined $1.8 million for the nine months ended September 30, 2007 from the comparable periods of 2006, primarily due to the $19.5 million impairment of acquired intangibles during the second quarter of 2006. The impairment resulted in a lower remaining balance of acquired intangibles and therefore a reduction of future amortization expense.

Impairment of Acquired Intangibles

In 2006, we were challenged by difficult market trends such as declining average selling prices and declining margins. Our financial projections in June 2006 were updated to reflect such trends. Based on the updated projections at that time, we determined that acquired intangibles relating to customer relationships that arose at the time of the acquisition of MPC had been impaired primarily due to the future expected declines in revenue to federal government customers and other customers. We recognized a non-cash impairment charge of $19.5 million for the nine months ended September 30, 2006. For the comparable periods in 2007, we had no further indication of impairment of our acquired intangibles.

Gain on Vendor Settlements

We entered into settlement agreements with vendors whereby we made cash payments at less than the full amounts due to settle the accounts.  For the three and nine months ended September 30, 2007, the gain on vendor settlements decreased $0.4 million and $1.1 million compared to the same periods in 2006.

Change in Estimated Fair Value of Derivative Financial Instruments

On April 24, 2006, we sold convertible debentures (the Bridge Loan) for an aggregate of $5.0 million and issued 1.37 million 5-year warrants to purchase, our common stock for $3.12 per share, the fair value of our common stock on the date of the close of the transaction. These debentures plus accrued interest thereon were rolled into a new financing (New Convertible Debentures) on September 6, 2006 for which we received an additional $4.55 million in cash. In addition, we issued 4.9 million 5-year warrants to purchase our common stock for $1.10 per share, which was below the then current market value per share of our common stock on that date. As a result of anti-dilution provisions, the conversion price of the Bridge Loan warrants was reduced to $1.10. We entered into another financing (September 29, 2006 Financing) in which we sold $4.9 million of convertible debentures and issued 2.5 million 5-year warrants to purchase our common stock for $1.10 per share, which was below the market value of our common stock on that date. We did not close on most of the funds received in the September 29, 2006 financing until October 4, 2006. Additional warrants were issued in connection with these transactions.

These convertible debentures and warrants are derivative financial instruments that are carried at fair value as derivative liabilities. See Note 6 – “Derivative Warrant Liabilities and Convertible Debentures” in Notes to Interim Condensed Consolidated Financial Statements in Item 1 of this report for more information regarding these financial instruments. During the three and nine months ended September 30, 2007, we recognized non-cash income of $26.3 million and $7 million, respectively, primarily related to a decline in the fair value of these derivative financial instruments as a result of a decrease in the market price of our stock during the third quarter of 2007.  For the three months and nine months ended September 30, 2006, we recognized expense of $24.9 and $25.9 million, respectively, related to the initial recognition of the Bridge Loan and the associated change in the fair value of the underlying derivatives during that quarter.  The significant size of the expense was primarily the result of conversion features of the securities issued at below market prices and the mandatory put option afforded the investors in the event of default.

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

During the nine months ended September 30, 2007, we issued 3,238,666 shares of common stock upon conversion of $2.4 million, respectively, in face value of convertible debentures plus accrued interest and penalties.  On October 1, 2007, $12.4 million in face value of convertible debentures were converted to common stock and Series A preferred stock. In addition, 7,545,352 million warrants were exercised.  We anticipate that the conversion of the debentures and the exercise of the warrants will reduce the impact of changes in the estimated fair value of remaining derivative financial instruments on our results of operations in future periods.

Loss on Extinguishment of Debt

During the three and nine months ended September 30, 2006, we recognized a loss of $10.5 million related to the extinguishment of the Bridge Loan during the September 6, 2006 financing. The loss was due to the fair value of the consideration received by the investors in exchange for the rollover of the Bridge Loan into the New Convertible Debentures and Warrants. The loss on extinguishment had no effect on our cash flow.  There were no such losses for the comparable periods in 2007.

Merger Related Stock Compensation Expense

Merger related stock compensation expense for the three and nine months ended September 30, 2006 was $1.3 million related to the restricted stock units that had been issued to several MPC officers and certain key employees in connection with the merger with MPC.  All related restricted stock units were fully vested in 2006, therefore no such merger related compensation expense was incurred in 2007.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of GAAP financial statements requires certain estimates, assumptions, and judgments to be made that may affect our consolidated statement of financial position and results of operations. Critical accounting estimates are those that are most important and material to our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We believe our most critical accounting policies and estimates relate to revenue recognition, including reserves needed for possible future returns and discounts; the carrying value and usefulness of inventory and related inventory reserves; the timing and amount of future warranty obligations; accounting for derivative financial instruments; and the impairment of acquired intangible assets. We have discussed the development, selection, and disclosure of our critical accounting policies and use of estimates with the Audit Committee of our Board of Directors. These critical accounting policies and our other accounting policies are described in Note 1 of “Notes to Interim Consolidated Financial Statements” included in “Item 1 – Financial Statements.”

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

We face significant constraints with respect to our liquidity and working capital that have materially impacted our business and may to continue to impact our business.  As of September 30, 2007, we had cash and cash equivalents of $1.1 million, current assets of $68.5 million and current liabilities (exclusive of deferred revenue which is not yet earned) totaling $67.9 million. At September 30, 2007 our shareholder’s equity was a deficit of $24.4 million. Our operations have not generated positive annual cash flows since our IPO. For the nine months ended September 30, 2007, cash provided by operating activities was $6.1 million primarily as a result of collections on accounts receivables, partially offset by an increase in inventory as we prepare for orders received from the federal government.  Cash used by operating activities for the nine months ended September 30, 2006 totaled $10.7 million.

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

Since inception, we have financed our operations through the private placements of equity securities, convertible debt, loans from our founder and other members of our Board of Directors, short-term loans, a line of credit and net proceeds of $7.1 million from our IPO. In connection with our IPO, we also issued 3.6 million warrants. These warrants were exercisable at $5.50 per share, but have subsequently been adjusted to $3.77 due to anti-dilution provisions triggered due to convertible debentures and warrants issued by us in September 2006 with conversion features at below then current market prices. The warrants are callable by us at $0.25 per share if our common stock trades at or above $9.50 per share for 20 consecutive days. None of these warrants have yet been exercised, and we do not anticipate that a material amount of the warrants will be exercised unless we are able to exercise our call right, which would require our stock trading price to close at a price of at least $9.50 for 20 consecutive trading days. Our stock has never traded above $9.50 per share. From December 2005 to February 2006, we raised approximately $12.6 million, prior to expenses and commissions, through warrant exercises.

Because our liquidity has been constrained, we have managed our cash position by extending payments to suppliers, some of whom have placed us on credit hold, reduced credit lines or placed on a pre-pay position for products. On many occasions this has delayed delivery of components to our manufacturing facility until payments were made. We have also received notices of default, threatened litigation and litigation from numerous suppliers, but have generally cured the defaults or settled the amount owed or otherwise managed the supplier relationship.

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

In conjunction with the acquisition of the Professional Business from Gateway, we raised $8.3 million from the exercise for cash of $1.10 warrants issued in connection with two private placement financings in September 2006 that included the issuance of convertible debentures.  Additionally, through the acquisition of the Professional Business, we acquired specified inventory totaling approximately $26 million. We are currently consuming inventory acquired in the transaction to produce finished goods, which we will sell to our customers and will obtain additional cash flow. See Note 9 — “October 1, 2007 Acquisition of Gateway Professional Business” further in this Management Discussion and Analysis for additional information.

Although we have raised additional funds as a result of the acquisition of the Professional Business, we are currently seeking to expand credit lines with many of our current vendors, and obtain credit lines from vendors we have not previously done business with as a means to continue to fund our operations in the near term. Certain of these vendors have required letters of credit to secure credit lines, and since September 30, 2007 we have put letters of credit in place with three vendors, totaling $3.3 million. We are currently negotiating with other vendors, and anticipate providing additional letters of credit to secure credit lines with certain vendors. Continuing to provide letters of credit to vendors constrains our liquidity as we are required to cash collateralize the letters of credit, and there can be no assurance that we will be successful in obtaining sufficient vendor credit in the future.  Since the acquisition of the Professional Business, we have also experienced parts shortages in certain instances as a result of not having our IT systems fully integrated with these of the Professional Business.  Any inability to maintain adequate liquidity in the future or inability to integrate our IT systems on a timely basis may do significant harm to vendor relationships we are able to secure, and could cause us to experience credit holds, requirements that we pre-pay for products, and/or a refusal to deliver components or termination of supply arrangements, any of which could have a material adverse effect on our financial condition and results of operations.

We may need to raise a significant amount of additional funds to satisfy vendor payment obligations and fund our business if our losses continue. There can be no assurance that we will be able to secure additional sources of financing. Even if we do obtain additional funding, the amount of such funding may not be sufficient to fully address all of our liquidity constraints. Continuing liquidity constraints could negatively and materially impact our business and results of operations.

Wells Fargo Receivables Advance Facility

On November 16, 2006, we entered into an agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) for an accounts receivable assignment and advance facility (“Receivables Advance Facility”) that replaced our existing line of credit with Wachovia Capital Finance Corporation (Western). Under the new facility, we may assign to Wells Fargo, and Wells Fargo may purchase from us, Accounts (as defined in the Receivables Advance Facility). Wells Fargo will advance 90% of the value of the purchased Accounts. Wells Fargo may adjust the advancement percentage at any time in its commercially reasonable discretion upon prior notice to us. We will pay fees equal to the Wells Fargo Prime Rate (as defined in the Receivables Advance Facility), plus 1.75% per annum multiplied by the total amount of Accounts purchased and not yet paid by our customers, computed daily. The effective rate at September 30, 2007 was 9.5%.  Wells Fargo has the right to require that we re-purchase the Accounts in the event our customer does not pay the receivable within a timeframe specified under the Receivables Advance Facility, if a material customer dispute arises or in the event of a default under the Receivables Advance Facility. The Receivables Advance Facility is subject to customary default provisions. Wells Fargo has discretion under the Receivables Advance Facility as to the Accounts purchased and the percentage advanced after submission of the Account for approval. Wells Fargo is not obligated to buy any Account from us that Wells Fargo does not deem acceptable in its sole discretion. There is no minimum amount of Accounts to be purchased by Wells Fargo under the Receivables Advance Facility. The facility is secured by substantially all of our assets. The Receivables Advance Facility is for a term of three (3) years. There is an annual fee of $100 thousand in addition to a minimum fee. Early termination fees apply if the Receivables Advance Facility is terminated before the end of the term. The agreement also provides for a $1.5 million collateral account for the benefit of Wells Fargo for repayment of any obligations arising under the Receivables Advance Facility .

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

The terms of Receivables Advance Facility were later amended on October 1, 2007.  See “Amended Account Purchase Agreements’, further in this Management Discussion and Analysis.

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

On March 5, 2007, we obtained amendments and waivers to, the registration rights agreement and the debentures. Pursuant to a letter agreement, the majority of the investors, including Crestview Capital Master, LLC and Toibb Investment LLC agreed to waive the penalty provisions for not yet having an effective registration statement, extended the dates for filing a registration statement and all related deadlines, including the date by which the initial registration statement must be declared effective by the SEC, by 120 days. The 120-day extension period lapsed and the registration statement was not declared effective until June 28, 2007. For the nine months ended September 30, 2007, we incurred liquidated damages of $369 thousand under the registration rights agreement.

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

During the nine months ended September 30, 2007, we issued 1,533,333 shares of common stock upon conversion of $1.2 million in face value of New Convertible Debentures plus accrued interest and penalties.

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

We did not obtain any amendments or waivers from these investors and as a result, as of February 1, 2007, we began incurring liquidated damages under the registration rights agreement at the rate of 1.5% of the aggregate amount invested per month until the registration statement was declared effective on June 28, 2007. These liquidated damages must be paid in cash, and they accrue interest at a rate of 18% per annum. We have notified the investors that we are currently unable to pay the interest and will accrue the interest if unpaid to their account. There is no assurance that they will allow us to defer payment of the liquidated damages. For the nine months ended September 30, 2007, we incurred liquidated damages of $344 thousand under the registration rights agreement related to the delay of the effectiveness of our registration statement.  Since we have not paid the interest or penalties due under the debentures or the registration rights agreement, a holder could declare the debentures to be in default and accelerate the debt due under the debentures.  If this were to happen, the debentures would accrue interest at a rate of

22% per annum.  We may be required to pay interest or other required payments in cash rather than stock and could be forced to use our limited cash resources to redeem all or a portion of the outstanding debentures.

During the nine months ended September 30, 2007, we issued 1,705,333 shares of common stock upon conversion of $1.3 million face value of debentures from the September 29, 2006 Financing plus accrued interest and penalties.

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

Payable to TPV

On June 30, 2006 we entered into a settlement agreement with TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd (collectively “TPV”).    Under the agreement we agreed to pay TPV $2.1 million over a period of twelve months with interest at 8%.  The agreement provides for monthly payments of $120 thousand for six months and $254 thousand thereafter. The settlement amount had been previously recorded as accounts payable.

Payable to Wacom Technology Corporation

On August 31, 2007 we entered into a settlement agreement with Wacom Technology Corporation (Wacom).   The agreement provides for monthly principal payments to Wacom beginning September 2007, with the interest at 5%.  The settlement amount of $1.2 million had previously been recorded as accounts payable.

October 1, 2007 Acquisition of Gateway Professional Business

On October 1, 2007 (“Closing Date”) MPC Corporation, through our wholly-owned subsidiary MPC-PRO, purchased from Gateway Inc. (“Gateway”) and Gateway Technologies Inc., Gateway’s Professional Division, the portion of Gateway’s Consumer Direct Division that markets business-related products, and a portion of the Customer Care & Support department that provides technical services to customers of the Professional and Consumer Direct Divisions (collectively, the “Professional Business”) pursuant to an Asset Purchase Agreement dated September 4, 2007.  The Professional Business is primarily engaged in the sale, resale and marketing of desktop computer systems, laptops, servers, networking gear and other peripherals, and replacement parts to educational institutions, government entities (federal, state and local), value-added resellers and certain other resellers, and small business sales generated by Gateway’s web and phone centers.

The purchase included specified inventory currently valued at approximately $26 million, customer lists and customer relationships, and the sales, marketing, service and administrative functions supporting the Professional Business.   The acquisition included the purchase of all of the capital stock of Gateway Companies Inc. (“GCI”), and the membership interests of Gateway Professional, LLC (“GP”) and Gateway Pro Partners, LLC (“GCC”).

As consideration, MPC-PRO assumed certain warranty obligations and other obligations currently estimated at $70 million and will issue to Gateway a promissory note currently estimated to be $2 million. The amount of the promissory note is subject to adjustment based on the Final Net Inventory/Liability Statement as defined in the Asset Purchase Agreement. The promissory note will bear interest at a rate of 8% and is repayable by April 1, 2008 in equal bi-monthly installments.   The promissory note will be executed within 5 days after the receipt of the Final Net Inventory/Liability Statement provided by Gateway, Inc.  In addition, we issued 5,602,454 shares of MPC Corporation common stock totaling approximately 19.9% of our outstanding common stock as of the Closing Date (the “MPC Common Shares”), and 249,171 shares of MPC Corporation Series B Preferred Stock convertible into 4,983,416 shares of our common stock (following approval by our shareholders permitting such conversion) representing the difference between (a) 19.9% of our outstanding common stock as of the Closing Date on a fully-diluted basis (excluding securities issued to our employees under our current employee equity plans) and (b) the number of shares of the MPC Common Shares (the “MPC Preferred Shares” and, together with the MPC Common Shares, the “MPC Shares.”)  In the event shareholder approval is not obtained within one year following closing, all outstanding shares of MPC Corporation Series B Preferred Stock must be redeemed by us at 1.5 times the closing price times the number of shares of our common stock into which the MPC Corporation Series B Preferred Stock is then convertible.

In connection with the transaction, we entered into several material agreements on the Closing Date that were conditions to closing the transaction: (1) a Lock-Up Agreement between us and Gateway with respect to the MPC Shares (the “Lock-Up Agreement”); (2) a Registration Rights Agreement with Gateway with respect to the MPC Corporation common stock, no par value, and MPC Corporation Series B Preferred Stock issued as consideration to the transaction (the “Registration Rights Agreement”), (3) a Transition Services Agreement between MPC-PRO and Gateway (the “TSA”); and (4) an Intercreditor Agreement between MPC-PRO, Gateway, GCI, and Wells Fargo (the “Intercreditor Agreement”). Additionally, in connection with the transactions contemplated by the Asset Purchase Agreement, MPC Corporation and/or our affiliates entered into the following agreements: (1) Account Purchase Agreements between Wells Fargo and each of MPC-PRO and GCI (the “Account Purchase Agreements”); (2) Second Amendments to the Wells Fargo Receivables Advance Facility between Wells Fargo and each of MPC Computers, LLC, MPC-G, LLC and MPC Solutions Sales LLC (the “Amended Account Purchase Agreements”); (3) Lease Agreement between MPC-PRO and Gateway (the “Lease Agreement”); and (4) Letter Agreement between MPC, MPC-PRO, Gateway and Gateway Technologies.  Each of the foregoing agreements is described in more detail below.

Lock up and Registration Rights Agreements

Under the Lock-Up Agreement, Gateway has agreed that it will not offer, sell, contract to sell, short, pledge or otherwise dispose of any MPC Corporation common stock beneficially owned, held or thereafter acquired by Gateway or its affiliates for a period of 12 months (the “Restriction Period”), except for Permitted Transfers as defined by the agreement.

The Registration Rights Agreement provides that following the Restriction Period as set forth in the Lock-Up Agreement and upon receipt of a demand request from Gateway, we will file a registration statement with respect to the Registrable Securities, as defined by the agreement, which include the MPC Shares issued in connection with the transaction.  The Registration Rights Agreement grants Gateway customary and piggyback rights.

Transition Services Agreement

Under the TSA (as amended on October 26, 2007), Gateway will provide accounting, human resource, manufacturing, procurement, marketing, information technology, and other specified services (collectively, “the Services”). Additionally, Gateway will provide buy/sell services for components from suppliers and will procure systems from Original Distribution Manufacturers (ODM’s).  We will pay Gateway a total fee of $6.5 million, payable as follows: (1) one payment of $724 thousand due on the second Friday after the Closing Date, (ii) one payment of $806 thousand due on the fourth Friday after the Closing Date, (iii) six bi-weekly installments of $765 thousand due on the sixth, eighth, tenth, fourteen and sixteenth Friday after the Closing Date and (iv) one payment of $382 thousand due on the seventeenth Friday after the Closing Date. In addition, the Agreement provides that if any Extended Services are provided by Gateway after the Expiration Date (as defined by the agreement), we will pay Gateway $627 thousand for each week or part thereof, payable on the Friday of every week such Extended Services are performed. We must reimburse Gateway for all components purchased by Gateway, plus a percentage markup of (i) one-half percent during the first eight-week period following close, (ii) one percent during the second eight-week period, and (iii) two percent thereafter.  We will also reimburse Gateway for all software license fees paid in the course of providing the Services and expenses incurred in the Buy/Sell Activity at the rates specified in the TSA.  The TSA will continue in effect from October 1, 2007 until the latest expiration date specified by the Agreement for the Services, generally for 17 weeks, unless the TSA or any Service provided thereunder is earlier terminated by us.

Intercreditor Agreement

Under of MPC’s agreement with Wells Fargo, we have granted a senior security position on the assets of MPC Corporation and our affiliates. The Intercreditor Agreement provides Gateway with a junior security interest in accounts receivable generated on or after the Closing Date, inventory, and all other property of MPC-PRO and GCI as specified in the agreement (the “Wells Fargo Collateral”) to secure the payment of obligations owing to Gateway under the Transition Services Agreement (the “TSA Obligations”).  Wells Fargo and MPC-PRO agreed to set aside certain accounts receivable for the payment of the TSA Obligations.

Account Purchase Agreements

On October 1, 2007, MPC-PRO and GCI (which was acquired by MPC-PRO in connection with the Professional Business, each entered into an Account Purchase Agreement with Wells Fargo.  Under these agreements, MPC-PRO and GCI may assign to Wells Fargo, and Wells Fargo may purchase from MPC-PRO and GCI, Accounts (as defined in the Agreements). Wells Fargo will advance to MPC-PRO and GCI 90% of the value of the purchased Accounts. Wells Fargo may adjust the advancement percentage at any time in its commercially reasonable discretion upon prior notice to MPC-PRO and GCI. MPC-PRO and GCI will pay fees equal to the Wells Fargo Prime Rate (as defined in the Agreements), plus 0.75% per annum (the “Wells Fargo Discount”) multiplied by the total amount of Accounts purchased and not yet paid by MPC-PRO and GCI customers, computed daily. Wells Fargo has the right to require that MPC-PRO re-purchase the Accounts in the event customers of MPC-PRO and GCI do not pay the receivable within a timeframe specified in the Account Purchase Agreements, if a material customer dispute arises or in the event of a default under the Account Purchase Agreements. The Account Purchase Agreements are subject to customary default provisions. Wells Fargo has discretion under the Account Purchase Agreements as to the accounts purchased and the percentage advanced after submission of the Accounts for approval. Wells Fargo is not obligated to buy any Account from MPC-PRO and GCI that Wells Fargo does not deem acceptable in its sole discretion. There is no minimum amount of Accounts to be purchased by Wells Fargo under the Account Purchase Agreements. The facilities are secured by the assets of MPC-PRO and GCI. The Account Purchase Agreements are for a term of three (3) years from November 14, 2006. There is an initial annual combined fee for all MPC Corporation entities of $100 thousand and an annual fee of $200 thousand thereafter in addition to a minimum fee. Early termination fees apply if the Account Purchase Agreements are terminated before the end of their term.  An origination fee of $150 thousand was paid at closing.

Amended Account Purchase Agreements

On October 1, 2007, MPC and its subsidiaries MPC-G, LLC and MPC Solutions Sales LLC (MPC Computers, LLC and its subsidiaries being referred to collectively herein as “MPC LLC”) entered into separate Second Amendments to Account Purchase Agreements with Wells Fargo. The Amended Account Purchase Agreements modify the Wells Fargo Receivables Advance Facility agreements dated November 14, 2006, as amended, primarily as to minimum fees and Wells Fargo Prime Rate as defined in the Amended Account Purchase Agreements.  The minimum monthly fee to be paid in aggregate by MPC affiliates to Wells Fargo is determined by multiplying the Wells Fargo Discount, times $30 thousand times 30 divided by 360.  In addition the Amended Account Purchase Agreements increased the collateral account for the benefit of Wells Fargo to $3.5 million from $1.5 million under the Receivables Advance Facility.

Lease Agreement

MPC-PRO entered into a Lease Agreement with Gateway to lease a portion of a manufacturing facility in North Sioux City, South Dakota, for a term of 5 years from the Lease Commencement Date, as defined in the Lease Agreement, with two 5-year renewal options. Under the Lease Agreement, the monthly initial base rent is $36 thousand per month with annual escalation in base rent as specified in the Lease Agreement.

Letter Agreement

As a condition to close under the Asset Purchase Agreement, MPC Corporation was to have raised at least $9.0 million in additional cash and cash equivalents through the conversion of outstanding convertible securities, the exercise of warrants or the sale of additional equity securities, as measured relative to MPC’s cash and cash equivalents as of the September 4, 2007 date of the Asset Purchase Agreement.  This condition was modified to raising at least $8.0 million under a letter agreement dated October 1, 2007 among the parties to the Asset Purchase Agreement.  In satisfaction of this condition, we raised $8.3 million from the exercise for cash of $1.10 warrants issued in connection with two private placement financings in September 2006 that included the issuance of convertible debentures.  As of the October 1, 2007 closing, $13.4 million of face value of the convertible debentures have been converted into MPC Corporation common stock and Series A Preferred Stock since original issuance.

In connection with the obligation under the Letter Agreement, two MPC Corporation investors, Crestview Capital Master LLC (“Crestview”) and Toibb Investment LLC (“Toibb”), intended to exercise their warrants and convertible debentures, but because of their large holdings, their beneficial ownership of our common stock, as defined in Rule 13d-3 as promulgated under the Securities Exchange Act of 1934, as amended, could have exceeded 9.99%.  As such, on October 1, 2007, we entered into an Amendment No. 1 to Convertible Debenture with each of Crestview and Toibb (the “Debenture Amendments”), pursuant to which their respective Convertible Debentures due on September 6, 2009 were amended such that the debentures were convertible into shares of Series A Preferred Stock.  Additionally, MPC and both Crestview and Toibb agreed that, upon the exercise of their warrants prior to the Closing, we would issue (i) common stock only to the extent that their beneficial ownership reaches 9.99% and (ii) the number of shares of MPC Corporation Series A Preferred Stock that will convert into a number of shares of MPC Corporation common stock equal to the difference between the number of shares of common stock such holder would receive if all of such holder’s warrants were exercised for our common stock and the number of shares of our common stock such holder actually received in order to avoid exceeding 9.99% beneficial ownership.

Additionally, on October 1, 2007, we entered into an amendment to the Registration Rights Agreement dated as of September 6, 2006 with Crestview and Toibb such that the registration and other rights applicable to shares of common stock issuable upon conversion of the their debentures apply equally to the shares of common stock issuable on conversion of the Series A Preferred Stock issued pursuant to the Debenture Amendments.

License Agreement

On the Closing Date, MPC Corporation and Gateway entered into a Limited License Agreement to grant us a non-exclusive, royalty-free, one-year use of Gateway Licensed Marks on Licensed Products, as defined, subject to the terms and conditions of the agreement.  Gateway may, in its sole discretion, terminate the Limited License Agreement in the event of a change of control of MPC Corporation.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2007, estimated purchase obligations increased $5.7 million. During the nine months ended September 30, 2007, an accrued liability for deferred rent obligations to Micron Technology was converted to an interest bearing payable totaling $1.3 million at September 30, 2007. Also accounts payable to TPV and Wacom, respectively, were converted to an interest bearing payable totaling $1.8 and $1.2 respectively at September 30, 2007.  In addition, $2.4 million face value plus accrued interest of convertible debentures were converted to common stock with a fair value of $3.0 million. There were no other material changes in our contractual obligations during the nine months ended September 30, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our Wells Fargo Receivable Assignment Facility. The interest rate is a floating rate based on the prime rate plus 1.75% per annum.  Effective October 1, 2007 the rate was lowered to the prime rate plus 0.75% per annum.  If interest rates continue to rise we will be subject to higher interest payments if outstanding balances remain unchanged.

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

As of the date of the financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation the CEO and the CFO concluded that as of September 30, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

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

Bingham McCutchen, LLP

We were a defendant in a lawsuit filed by a law firm seeking damages for unpaid legal services.  Bingham McCutchen alleged that approximately $530 thousand was owed for services rendered. This suit was filed on or about December 20, 2006 in the District Court of the 3rd Judicial Court of the State of Idaho, Canyon County.  The matter was settled on July 11, 2007 with a payment to Bingham in the amount of $225 thousand.  The dismissal date was July 26, 2007.

TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd.

We were a defendant in a lawsuit filed by TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd. filed in the 98th Judicial Court of Travis County, Texas alleging that we failed to pay invoices for computer equipment.  In June 2007, we settled the case by agreeing to pay $2.1 million over a period of 12 months, with interest accruing at 8%. The lawsuit was dismissed on July 6, 2007.

Wacom Technology Corporation

We were a defendant in a lawsuit filed by Wacom Technology Corporation. This suit was filed on March 6, 2007 in the U.S. District Court, District of Idaho alleging that we have failed to pay invoices for computer equipment in the amount of approximately $1.2 million.  On August 31, 2007, we settled the case by agreeing to pay the full $1.2 million in monthly payments of $100 thousand beginning September 2007 plus interest accruing at 5%.  There is no date of dismissal. If the settlement is paid, Wacom will file a satisfaction of judgment claim.

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

Risks Related to the Gateway Professional Business

The revenue and operating performance of the Professional Business has been declining and we cannot assure you that we will be profitable after the acquisition of the Professional Business.

The revenue and segment contribution of Gateway’s Professional business segment relating to the Professional Business has been declining.  According to Gateway’s annual report on Form 10-K for the fiscal year ended December 31, 2006, the Professional segment had revenues of $896 million, $987 million, and $1,114 million, respectively for the years ended December 31, 2006, 2005 and 2004.  Segment contribution for the Professional segment totaled $(6.5) million, $16.9 million, and $58.4 million, respectively, for the years ended December 31, 2006, 2005 and 2004.   We cannot assure you that we will be successful in reversing this trend of declining revenues or that the Professional Business will be profitable.  If we are not successful, there is a material possibility that it would result in the failure of our business, and you could lose your entire investment.

Inability to successfully integrate management teams could adversely affect our financial condition and results of operations.

The successful acquisition and future operations of the Professional Business is highly dependent on the successful integration of the Professional Business management team.  We may encounter various issues including an inability to retain critical members of the management team, significant differences in management or operating philosophy, or difficulties in the timely execution of critical directives that may impact the integration of the Professional Business and/or combined operations and performance of our company.  If we are unable to integrate management, or if we lose key members of the Professional Business management, it could have a material adverse impact on our business.

Our limited liquidity may result in an inability to meet the financing needs of the larger combined company.

We face significant liquidity and working capital constraints that negatively impact our business.  We will encounter additional complexities and costs of a significantly larger organization that will cause additional strain on our limited resources. We expect revenues to grow as a result of the acquisition, and we believe that we will have adequate working capital to manage the business. However, our limited liquidity may result in an inability to meet the future financing needs of the larger combined company, which could impact our business strategies including the full integration of the Professional Business, and could result in the failure of our business and bankruptcy.

Inventory may not be sufficient to satisfy backlog or products under warranty, requiring the combined entity to acquire more additional inventory than planned.

As a part of the acquisition of the Professional Business, we acquired approximately $26 million of inventory.  The inventory may not be sufficient to satisfy the acquired backlog of orders or products under warranty of the Professional Business and may require us to purchase additional inventory, which may adversely impact our limited liquidity and cash flows.  Since the acquisition of the Professional Business we have experienced parts shortages in certain instances as a result of not having out IT systems fully integrated with those of the Professional Business.  To the extent we are unable to purchase additional parts and components on a timely basis, we may lose orders in backlog and related customers, which could ultimately materially affect our results of operations and financial position.

Gateway’s suppliers may not be willing to provide credit terms to us on acceptable terms.

Gateway has a stronger financial position, greater liquidity, and a better credit standing than us.  As a result of our acquisition of the Professional Business, it is possible that some of the suppliers to the Professional Business may not be willing to provide credit to us on the same terms as they offer to Gateway or on other acceptable terms.  We are currently seeking to expand credit lines with many of our current vendors, and obtain credit lines from vendors we have not previously done business with.  Certain of these vendors have required letters of credit to secure credit lines, and since September 30, 2007 we have put letters of credit in place with three vendors, totaling $3.3 million.  We are currently negotiating with other vendors, and anticipate providing additional letters of credit to secure credit lines with certain vendors.  Continuing to provide letters of credit to vendors constrains our liquidity , and there can be no assurance that we will be successful in obtaining sufficient vendor credit in the future.  In the event suppliers reduce, restrict or eliminate their credit lines, it would adversely impact our limited liquidity, impact our operating cash flows, cause delays in receiving components, effect our ability to timely deliver to our customers and retain those customers, sell additional products or satisfy other obligations.

Payables to Gateway limit the liquidity provided by our Wells Fargo credit facility.

We have entered into an additional agreement with Wells Fargo to expand our Receivables Advance Facility after the transaction to acquire the Professional Business closed, to include accounts receivable transactions of the Professional Business under substantially the same credit terms as the Receivables Advance Facility in order to continue to fund our operations post-close. In connection with this arrangement, we entered into the Intercreditor Agreement.

Under the Receivables Advance Facility, we may assign to Wells Fargo, and Wells Fargo may purchase from us, certain accounts receivable. Wells Fargo will advance us a percentage of the value of the purchased accounts. The Receivables Advance Facility provides us with liquidity only to the extent that we are able to generate accounts receivable from our operations, and does not provide for borrowing by us against the value of our other assets. Additionally, Wells Fargo has the right to require that we repurchase the purchased accounts in the event our customer does not pay the accounts within specified timeframes, if a material customer dispute arises, or in the event of a default under the Receivables Advance Facility. Wells Fargo has discretion as to the percentage advanced to us against any accounts. Wells Fargo is not obligated to purchase any accounts from us that Wells Fargo deems unacceptable in its sole discretion, and it is not required to purchase any minimum amount of accounts receivable from us. Because of Wells Fargo’s discretion pursuant to the terms of the Receivables Advance Facility and because borrowing is available only against accounts receivable generated from our operations, we cannot assure you of the amount of liquidity, if any, that will be available to us from Wells Fargo.

In connection to the expansion of our Receivables Advance Facility with Wells Fargo after the Professional Business acquisition, we have additional constraints under the terms of the Intercreditor Agreement. The Intercreditor Agreement provides among other things, that after our first week of operations post closing, our ability to factor receivables to Wells Fargo is blocked and secured in favor of Gateway up to the amount of our payable with Gateway pursuant to the terms of the Transition Services Agreement for the 4-month period after the close (“Transition Period”). As a result, this agreement limits our liquidity during the Transition Period. In addition, the Intercreditor Agreement gives Gateway a junior security interest in our assets only behind Wells Fargo to secure our obligations to Gateway.

The Receivables Advance Facility with Wells Fargo is secured by substantially all of our assets. In the event we default, our assets are subject to foreclosure by both Wells Fargo and Gateway. Additionally, Wells Fargo has several additional remedies for default, including acceleration of our payment obligations and discontinuation of the purchase of accounts receivable. If, in the event of a default by us, Wells Fargo forecloses under the Receivables Advance Facility, we may be forced to declare bankruptcy and you will likely lose the entire value of your investment.

Gateway’s warranty and other obligations assumed by us may exceed those contemplated at the time of the acquisition.

We assumed all of the warranty obligations and certain other obligations of the Professional Business.  The amount of the assumed obligations and timing of related cash flows to fund such obligations may differ from our estimates and could adversely impact our limited ability to fund these obligations and adversely impact our relationship with customers and suppliers. While we are indemnified by Gateway for certain past liabilities of the Professional Business, it is possible that we could become liable for obligations arising out of prior operations of the Professional Business. We are not indemnified for prior liabilities of the GCC, and would be responsible for any associated liabilities. Additionally, we have agreed to assume certain potential environmental liabilities with respect to Gateway products previously sold by the Professional Business.

We may experience difficulties or delays in transitioning the Professional Business to our IT systems.

Our ability to integrate the financial, human resource, sales, procurement and other data of the Professional Business into our IT systems is dependent upon receiving and testing the data from Gateway and effectively remediating any identified issues in a timely fashion. In addition, we have some processes that are manually intensive.  We may experience difficulties in the timely remediation of all IT issues or in applying our manual processes over an expected large volume of data from the Professional Business, which may lead to inefficiencies, delays, inaccurate information processing, or we may experience other unforeseen issues that could adversely impact our business and financial reporting.

The combined company may face increased risk of intellectual property lawsuits, inasmuch as Gateway has significantly more licenses than us.

Gateway has significantly more patent licenses than us relating to various aspects of its products and business methods of the Professional Business. It is possible that the acquisition of the Professional Business will result in increased intellectual property litigation and claims against us. While we are indemnified by Gateway for prior intellectual property infringement of the Professional Business, we are not indemnified for future infringement. Intellectual property litigation is very costly, and any judgments against us with respect to intellectual property infringement could have a material adverse impact on our business and could cause our bankruptcy. In addition, responding to such claims and litigation, regardless or their merit, is time consuming and diverts the attention of management and technical personnel. Given our significant liquidity challenges, it is unlikely that we would be able to pay any significant judgments against us, and it is probable that we would not have sufficient funds to enter into any material settlement with respect to intellectual property matters. While it may be necessary in the future to seek or renew these licenses, there is no assurance that these licenses can be renewed or will be available on commercially reasonable terms, or that we would have the funds to acquire such licenses given our liquidity challenges.  If we or our suppliers are unable to obtain such licenses, we may be forced to market the Professional Business products without certain desirable technological features. We could also incur substantial costs to redesign these products around other parties’ protected technology.

The cost of the acquisition could adversely impact our operating results and cash flows.

We will incur significant costs in connection with the acquisition, transition and integration of the Professional Business.  These costs may cause additional strain on our liquidity and adversely impact our cash flows and operating results.  We may not have sufficient cash flows to fund all of these costs, which, in turn, may prevent us from adequately implementing some or all of the steps in the transition and integration of the Professional Business into our business and realizing anticipated synergies.  If we are unable to complete all of our transition and integration plans, it may adversely impact the operation of our business and result in among other issues, higher operating costs than planned, a loss of revenue, employee retention problems or other unforeseen issues.

Gateway personnel may choose to leave the company.

In conjunction with the acquisition of the Professional Business, we have extended offers of employment to a substantial number of Professional Business employees to continue employment with us after the acquisition.  While the majority of these offers were accepted, it is possible that the employees will not elect to remain with us on a long term basis, and some of the employees have elected to terminate employment.  The loss of key sales personnel could negatively impact our ability to retain customers. Additionally, the loss of key personnel could impact the efficiency and performance and, cause administrative issues, delay or cause other challenges in the integration and transition of the business to us, or other issues.

Inability to retain Gateway customers could result in lower than anticipated revenues for the combined company. We received only a one-year license of the Gateway name, and the loss of the right to use that name could result in decreased sales.

It is probable that we will not retain all of the current customers of the Professional Business. Our inability to retain customers of the Professional Business could result in lower than anticipated revenues for the combined company.  The customers of the Professional Business may choose to buy products from our competitors rather than us should they have a perception of higher quality, better service, greater financial strength or other factors.  We received a one-year license to utilize the Gateway name and trademark. We believe the Gateway name and trademark offers significantly more brand recognition than the MPC name and trademark, and the loss of the right to use the Gateway trademark after one year could have a negative impact on sales..

The granting of shares to Gateway diluted existing MPC shareholders.

As part of the consideration for the purchase of the Professional Business, Gateway received an approximate 19.9% equity stake in MPC. The issuance of these shares to Gateway in connection with the transaction diluted our existing common shareholders, could possibly negatively impact the market value of the common stock, and makes Gateway the largest holder of our common stock.  After consummation of the acquisition, Gateway now has influence over matters requiring shareholder approval, and as such, may approve actions that are adverse to your interests or negatively impact the value of your investment. In addition, all MPC Series B Preferred Stock to be issued to Gateway converts to MPC common stock (i) upon shareholder approval by a majority of the MPC common shareholders and (ii) at such time as the shares may be converted without causing Gateway’s beneficial ownership of MPC common stock to exceed 19.9% (the “Series B Automatic Conversion Event”).  Under the Asset Purchase Agreement, Gateway agrees to vote in favor of the Series B Automatic Conversion Event.   In the event shareholder approval is not obtained within one year of the closing date, all outstanding shares of Series B Preferred Stock are to be redeemed by MPC at 1.5 times the closing price times the number of shares of MPC common stock into which the Series B Preferred Stock is then convertible.

The inability of the combined company to timely achieve SOX compliance for the combined operation could adversely impact us.

We are in the process of meeting certain requirements in connection with the implementation of the provisions of the Sarbanes-Oxley Act of 2002 (“SOX”). We anticipate that we will be required to achieve SOX compliance for the Professional Business by the end of 2008. There can be no assurance that we will timely achieve SOX compliance with respect to the Professional Business. Should we be unable to timely achieve SOX compliance, it could adversely affect our business and negatively impact the value of your investment.

Integrating product lines and developing/continuing research & development activities may prove unsuccessful.

Integrating the product lines of MPC and the Professional Business will be critical to the effectiveness and efficiency of our future operations including sales, procurement, manufacture, production, and distribution of our products.  A successful and timely integration will avoid costs of multiple systems and duplicative human resources, streamline the marketing and procurement functions and simplify the manufacturing and delivery of our products.

In addition, we will benefit from an increased focus on fewer product lines and market branding of our products.  If we are not successful in the timely integration of the product lines, it may adversely impact our results of operations and financial condition.

The PC industry is characterized by short product life cycles resulting from rapid changes in technology, consumer preferences and declining product prices.  Our internal engineering personnel work closely with product and component suppliers and other technology developers to evaluate the latest developments in PC and non-PC products.  There is no assurance that we will continue to have access to, or have the right to use, new technology, or be successful in the incorporation of such technology in our products in a timely manner.

Risks Relating to Our Company

If we are unable to continue our listing on the AMEX, the value of your investment could be substantially reduced.

On October 25, 2007, American Stock Exchange (“AMEX”) notified us that it has resolved the continued listing deficiencies based on a review by the AMEX of publicly available information, including the our press release dated October 1, 2007 regarding the acquisition of the Gateway Professional Business, our Securities and Exchange Commission filings, and other correspondence we have provided to the AMEX. Previously, the AMEX issued a notice dated April 13, 2006 that we had failed to satisfy the continued listing standards of Section 1003(a)(iv) of the AMEX Company Guide because we had sustained losses which were so substantial in relation to its overall operations or its existing financial resources, or our financial condition had become so impaired that it appeared questionable, in the opinion of AMEX, as to whether the Company would be able to continue operations and/or meet its obligations as they mature. The October 25, 2007 notice from the AMEX has indicated that Company is subject to provisions of Section 1009(h) of the AMEX Company Guide for a period of twelve months which provides for the method of evaluation and appropriate action by the AMEX staff should the Company fall below the continued listing standards during that period. Depending on the circumstances, such action includes truncating procedures related to compliance with the continued listing standards or immediately initiating delisting proceedings.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Asset Purchase Agreement dated September 4, 2007 (1)

3.1*	Amended and Restated Articles of Incorporation of the Registrant, as amended

4.1*	Lock-up Agreement dated October 1, 2007 by and between the Company and Gateway, Inc.

4.2 *	Registration Rights Agreement dated October 1, 2007 by and between the Company and Gateway, Inc.

4.3*	Amendment No. 1 to Convertible Debenture dated as of October 1, 2007 by and between the Company and Crestview Capital Master LLC

4.4*	Amendment No. 1 to Convertible Debenture dated as of October 1, 2007 by and between the Company and Toibb Investment LLC

4.5*	Amendment No. 1 to Registration Rights Agreement dated as of October 1, 2007 among the Company and the purchasers signatory thereto

10.1*	Transition Services Agreement dated as of October 1, 2007 among MPC PRO, LLC and Gateway, Inc.

10.2*

Intercreditor Agreement dated as of October 1, 2007 by and among Wells Fargo Bank, National Association acting through its Wells Fargo Business Credit operating division, Gateway, Inc., Gateway Companies, Inc. and MPC-Pro, LLC

10.3*	Account Purchase Agreement dated as of October 1, 2007 between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC-Pro, LLC

10.4*	Account Purchase Agreement dated as of October 1, 2007 between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and Gateway Companies, Inc.

10.5*	Guaranty by Corporation dated as of October 1, 2007, by and between MPC Corporation for the benefit of Wells Fargo Bank, National Association through its operating Division Wells Fargo Business Credit

10.6*	Guaranty by Corporation dated as of October 1, 2007, by and between MPC Corporation for the benefit of Wells Fargo Bank, National Association through its operating Division Wells Fargo Business Credit

10.7*

Second Amendment to Account Purchase Agreement dated as of October 1, 2007 by and between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC Computers, LLC

10.8*

Second Amendment to Account Purchase Agreement dated as of October 1, 2007 by and between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC-G, LLC

10.9*

Second Amendment to Account Purchase Agreement dated as of October 1, 2007 by and between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC Solutions Sales LLC

10.10*

Cross-Collateral and Cross Default Agreements dated as of October 1, 2007 by and among Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC Computers, LLC, MPC-G, LLC, MPC Solutions Sales, LLC, Gateway Companies, Inc. and MPC-Pro, LLC

10.11*	Lease dated September 4, 2007 by and between Gateway, Inc. and MPC-PRO, LLC

10.12*	Letter Agreement dated October 1, 2007 by and between MPC Corporation, MPC-PRO, LLC, Gateway Technologies Inc. and Gateway, Inc.

10.13*	Limited License of Gateway’s Rights dated October 1, 2007 by and between the Company and Gateway, Inc.

10.14	Executive Employment Agreement between MPC Corporation and John Yeros dated as of October 15, 2007 (2)

10.15	Executive Employment Agreement between MPC Corporation and Jeffrey E. Fillmore dated as of October 15, 2007 (2)

10.16	Executive Employment Agreement between MPC Corporation and Curtis Akey dated as of October 15, 2007 (2)

10.17	Executive Employment Agreement between MPC Corporation and Ross Ely dated as of October 15, 2007 (2)

31.1*	Certification of the Chief Executive Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
** Furnished herewith.

(1)Incorporated by reference to Exhibit 2.1 on Form 8-K filed with the Securities and Exchange Commission on September 6, 2007.

(2)Incorporated by reference to Exhibits 99.1 through 99.4 on Form 8-K filed with the Securities and Exchange Commission on October 19, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPC Corporation

Date: November 14, 2007	/s/: John P. Yeros
John P. Yeros
Chairman and CEO
.

Date: November 14, 2007	/s/: Curtis M. Akey
Curtis M. Akey
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Asset Purchase Agreement dated September 4, 2007 (1)

3.1*	Amended and Restated Articles of Incorporation of the Registrant, as amended

4.1*	Lock-up Agreement dated October 1, 2007 by and between the Company and Gateway, Inc.

4.2 *	Registration Rights Agreement dated October 1, 2007 by and between the Company and Gateway, Inc.

4.3*	Amendment No. 1 to Convertible Debenture dated as of October 1, 2007 by and between the Company and Crestview Capital Master LLC

4.4*	Amendment No. 1 to Convertible Debenture dated as of October 1, 2007 by and between the Company and Toibb Investment LLC

4.5*	Amendment No. 1 to Registration Rights Agreement dated as of October 1, 2007 among the Company and the purchasers signatory thereto

10.1*	Transition Services Agreement dated as of October 1, 2007 among MPC PRO, LLC and Gateway, Inc.

10.2*

Intercreditor Agreement dated as of October 1, 2007 by and among Wells Fargo Bank, National Association acting through its Wells Fargo Business Credit operating division, Gateway, Inc., Gateway Companies, Inc. and MPC-Pro, LLC

10.3*	Account Purchase Agreement dated as of October 1, 2007 between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC-Pro, LLC

10.4*	Account Purchase Agreement dated as of October 1, 2007 between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and Gateway Companies, Inc.

10.5*	Guaranty by Corporation dated as of October 1, 2007, by and between MPC Corporation for the benefit of Wells Fargo Bank, National Association through its operating Division Wells Fargo Business Credit

10.6*	Guaranty by Corporation dated as of October 1, 2007, by and between MPC Corporation for the benefit of Wells Fargo Bank, National Association through its operating Division Wells Fargo Business Credit

10.7*

Second Amendment to Account Purchase Agreement dated as of October 1, 2007 by and between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC Computers, LLC

10.8*

Second Amendment to Account Purchase Agreement dated as of October 1, 2007 by and between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC-G, LLC

10.9*

Second Amendment to Account Purchase Agreement dated as of October 1, 2007 by and between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC Solutions Sales LLC

10.10*

Cross-Collateral and Cross Default Agreements dated as of October 1, 2007 by and among Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC Computers, LLC, MPC-G, LLC, MPC Solutions Sales, LLC, Gateway Companies, Inc. and MPC-Pro, LLC

10.11*	Lease dated September 4, 2007 by and between Gateway, Inc. and MPC-PRO, LLC

10.12*	Letter Agreement dated October 1, 2007 by and between MPC Corporation, MPC-PRO, LLC, Gateway Technologies Inc. and Gateway, Inc.

10.13*	Limited License of Gateway’s Rights dated October 1, 2007 by and between the Company and Gateway, Inc.

10.14	Executive Employment Agreement between MPC Corporation and John Yeros dated as of October 15, 2007 (2)

10.15	Executive Employment Agreement between MPC Corporation and Jeffrey E. Fillmore dated as of October 15, 2007 (2)

10.16	Executive Employment Agreement between MPC Corporation and Curtis Akey dated as of October 15, 2007 (2)

10.17	Executive Employment Agreement between MPC Corporation and Ross Ely dated as of October 15, 2007 (2)

31.1*	Certification of the Chief Executive Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
** Furnished herewith.

(1)Incorporated by reference to Exhibit 2.1 on Form 8-K filed with the Securities and Exchange Commission on September 6, 2007.

(2)Incorporated by reference to Exhibits 99.1 through 99.4 on Form 8-K filed with the Securities and Exchange Commission on October 19, 2007.