Form 10KSB/A
period 2006-12-31
MPC CORP
filed 2007-12-21
CIK 1289871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to the Annual Report on Form 10-KSB/A, as amended by Amendment No. 1, thereto, for the fiscal year ended December 31, 2006 ("Amendment No. 1") of MPC Corporation (formerly HyperSpace Communications, Inc.) (the "Company") to update the Company’s consolidated financial statements and related disclosures to include the disclosure of the following subsequent events: 1) the Company’s October 1, 2007 acquisition of the Gateway Professional Business and related financing activities, 2) the October 25, 2007 notification by the American Stock Exchange (“AMEX”) of their resolution of the Company’s continued listing deficiencies, and 3) the December 5, 2007 signing of a services agreement with Flextronics Computing Sales and Marketing Ltd. Due to the occurrence of these subsequent events, the Company’s management has now concluded that while MPC Corporation faces significant constraints with regard to liquidity and working capital, there is no longer substantial doubt about the Company existence as a going concern. Therefore, references to going concern issues disclosed in Amendment No. 1 have been removed in this Amendment No. 2. In addition, due to these subsequent events, managements’ reassessment of going concern, and the new disclosures included in the Company’s financial statements, the Company’s independent registered public accounting firm of Ehrhardt Keefe Steiner & Hottman PC has reissued its audit report dated, December 20, 2007, on the Company’s financial statements for the fiscal years ended 2006 and 2005 expressing an unqualified opinion thereon. Such report is included herein.

The Company is amending the following items of Amendment No. 1

Part I	Item 1	Description of Business-Risk Factors-the first risk factor

Part II	Item 6	Management's Discussion and Analysis of Financial Condition and Results of Operations
-New Accounting Pronouncements-FIN No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109
-Subsequent Events

Part II	Item 7	Financial Statements
-Independent Auditors’ Report
-Note 2 Subsequent Events

-Note 3 Summary of Significant Accounting Policies- New Accounting Pronouncements-FIN No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109

Part III	Item 13	Exhibits

The Company has not changed any information included in the Amendment No. 1 other than as disclosed above. The Company has not taken into account any other events occurring after it filed the Amendment No. 1 that might have affected those disclosures, nor has it modified or updated those disclosures, including the exhibits to the Amendment No. 1 to reflect any other subsequent events. Accordingly, in conjunction with reading this amendment to the Amendment No. 1, you should also read all of the filings the Company has made with the Securities and Exchange Commission since the date of the Amendment No.1.

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

Page - 4 -

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

Page - 5 -

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

Page - 6 -

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

Page - 7 -

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

Page - 8 -

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

Page - 9 -

identified, may also adversely affect our business. Our business, operating results and financial condition could be seriously harmed and you could lose your entire investment by the occurrence of any of the following risks, or by unforeseen risks not listed below.

Risks Relating to Our Company

Our liquidity and working capital constraints negatively affect our business and results of operations.

We face significant constraints with regard to liquidity and working capital that have and will probably continue to negatively impact our business. We have pursued alternatives to increase our liquidity and ability to fund working capital. We are currently seeking to expand credit lines with many of our current vendors, and obtain credit lines from vendors we have not previously done business with as a means to continue to fund our operations in the near term. Certain of these vendors have required letters of credit to secure credit lines.  We are currently negotiating with other vendors, and anticipate providing additional letters of credit to secure credit lines with certain vendors. Continuing to provide letters of credit to vendors constrains our liquidity as we are required to cash collateralize the letters of credit, and there can be no assurance that we will be successful in obtaining sufficient vendor credit in the future. Any inability to maintain adequate liquidity in the future may do significant harm to vendor relationships we are able to secure, and could cause us to experience credit holds, requirements that we pre-pay for products, and/or a refusal to deliver components or termination of supply arrangements, any of which could have a material adverse effect on our financial condition and results of operations.

We may need to raise additional funds to satisfy vendor payment obligations and fund our business if our losses continue. There can be no assurance that we will be able to secure additional sources of financing. Even if we do obtain additional funding, the amount of such funding may not be sufficient to fully address all of our liquidity constraints. Continuing liquidity constraints could negatively and materially impact our business and results of operations.

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

Page - 10 -

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

Page - 11 -

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

Page - 12 -

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

Page - 13 -

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

Page - 14 -

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

Page - 15 -

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

Page - 16 -

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

Page - 17 -

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

Page - 18 -

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

Page - 19 -

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

Page - 20 -

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

Page - 21 -

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

Page - 22 -

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

Page - 23 -

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

Page - 24 -

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

Page - 25 -

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

Page - 26 -

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

Fiscal 2006 compared to fiscal 2005:

Revenues

Page - 27 -

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

Page - 28 -

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

Page - 29 -

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

Page - 30 -

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. It also requires additional financial statement disclosures about uncertain tax positions. FIN 48 is effective January 2007. Because we have not been profitable since our initial public offering, we have not realized any deferred tax assets. We currently are evaluating the impact of FIN 48, but presently do not expect FIN No. 48 to have a material impact on our financial position or results of operations.

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

Page - 31 -

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

Page - 32 -

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

Page - 33 -

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

Page - 34 -

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

Page - 35 -

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

Page - 36 -

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

Page - 37 -

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

SUBSEQUENT EVENTS

Acquisition of Gateway Professional Business

On October 1, 2007 (“Closing Date”), MPC Corporation, through our wholly-owned subsidiary MPC-Pro, LLC (“MPC-Pro”), purchased from Gateway Inc. (“Gateway”) and Gateway Technologies Inc., Gateway’s Professional Division, the portion of Gateway’s Consumer Direct Division that markets business-related products, and a portion

Page - 38 -

of the Customer Care & Support department that provides technical services to customers of the Professional and Consumer Direct Divisions (collectively, the “Professional Business”).  The Professional Business is primarily engaged in the sale, resale and marketing of desktop computer systems, laptops, servers, networking gear and other peripherals, and replacement parts to educational institutions, government entities (federal, state and local), value-added resellers and certain other resellers, and small business sales generated by Gateway’s web and phone centers.

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

As consideration, MPC-Pro assumed certain warranty obligations and other obligations currently estimated at $66,000. Additionally on December 6, 2007 MPC issued to Gateway a promissory note in the amount of $1,293. The amount of the promissory note was based on the Final Net Inventory/Liability Statement as defined in the Asset Purchase Agreement. The promissory note will bear interest at a rate of 8% and is repayable by April 1, 2008 in equal bi-monthly installments.    In addition, we issued 5,602,454 shares of MPC Corporation common stock totaling approximately 19.9% of our outstanding common stock as of the Closing Date (the “MPC Common Shares”), and 249,171 shares of MPC Corporation Series B Preferred Stock convertible into 4,983,416 shares of our common stock (following approval by our shareholders permitting such conversion) representing the difference between (a) 19.9% of our outstanding common stock as of the Closing Date on a fully-diluted basis (excluding securities issued to our employees under our current employee equity plans) and (b) the number of shares of the MPC Common Shares (the “MPC Preferred Shares” and, together with the MPC Common Shares, the “MPC Shares.”)  In the event shareholder approval is not obtained within one year following closing, all outstanding shares of MPC Corporation Series B Preferred Stock must be redeemed by us at 1.5 times the closing price times the number of shares of our common stock into which the MPC Corporation Series B Preferred Stock is then convertible.

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

Page - 39 -

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

Page - 40 -

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

AMEX Listing

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

Page - 41 -

procedures related to compliance with the continued listing standards or immediately initiating delisting proceedings.

Flextronics Agreement

On December 5, 2007, we entered into a services agreement (the “Services Agreement”) with Flextronics Computing Sales and Marketing Ltd. (“Flextronics”). Under the Services Agreement, Flextronics has agreed to provide both management resources services and procurement services to us, each of which is briefly described below.

Management Resources Services

Under the Services Agreement, Flextronics will provide us with dedicated management resources (“Management Resource Services”) at cost plus 2.5%. The Management Resource Services are provided to (a) oversee current manufacturing operations in Nashville, TN using MPC Computers systems, personnel, manufacturing equipment and materials, (b) assess opportunities for process improvement, and (c) report any issues affecting production output with recommended actions to resolve such issues. The Management Resource Services will also include such other matters as may be requested by us and agreed by Flextronics from time to time.

Procurement Services

Under the Services Agreement, Flextronics will provide us with materials procurement services, expedite and negotiation services (“Procurement Services”), such Procurement Services to be provided by Flextronics on our behalf for the mutually agreed upon commodities. We have agreed to reimburse Flextronics for the actual cost payable to third parties for commodities acquired by Flextronics in connection with the Procurement Services. Additionally, we will reimburse Flextronics for the Procurement Services, based on the number of line items and resources required to carry out the Procurement Services, at cost plus 5%. Flextronics will provide us with an initial credit line of $15,000, which Flextronics reserves the right to review and adjust, in accordance with industry standard practice, to reflect any material change in our business or financial outlook. We and Flextronics will review the credit limit and payment terms on a monthly basis.

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

Page - 42 -

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

Page - 43 -

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

.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado

December 20, 2007

Page - 44 -

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

Page - 45 -

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

Page - 48 -

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

Acquisition of Gateway Professional Business

On October 1, 2007 (“Closing Date”), MPC Corporation, through our wholly-owned subsidiary MPC-Pro, LLC (“MPC-Pro”), purchased from Gateway Inc. (“Gateway”) and Gateway Technologies Inc., Gateway’s Professional Division, the portion of Gateway’s Consumer Direct Division that markets business-related products, and a portion of the Customer Care & Support department that provides technical services to customers of the Professional and Consumer Direct Divisions (collectively, the “Professional Business”).  The Professional Business is primarily

Page - 49 -

engaged in the sale, resale and marketing of desktop computer systems, laptops, servers, networking gear and other peripherals, and replacement parts to educational institutions, government entities (federal, state and local), value-added resellers and certain other resellers, and small business sales generated by Gateway’s web and phone centers.

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

As consideration, MPC-Pro assumed certain warranty obligations and other obligations currently estimated at $66,000. Additionally on December 6, 2007 MPC issued to Gateway a promissory note in the amount of $1,293. The amount of the promissory note was based on the Final Net Inventory/Liability Statement as defined in the Asset Purchase Agreement. The promissory note will bear interest at a rate of 8% and is repayable by April 1, 2008 in equal bi-monthly installments.    In addition, we issued 5,602,454 shares of MPC Corporation common stock totaling approximately 19.9% of our outstanding common stock as of the Closing Date (the “MPC Common Shares”), and 249,171 shares of MPC Corporation Series B Preferred Stock convertible into 4,983,416 shares of our common stock (following approval by our shareholders permitting such conversion) representing the difference between (a) 19.9% of our outstanding common stock as of the Closing Date on a fully-diluted basis (excluding securities issued to our employees under our current employee equity plans) and (b) the number of shares of the MPC Common Shares (the “MPC Preferred Shares” and, together with the MPC Common Shares, the “MPC Shares.”)  In the event shareholder approval is not obtained within one year following closing, all outstanding shares of MPC Corporation Series B Preferred Stock must be redeemed by us at 1.5 times the closing price times the number of shares of our common stock into which the MPC Corporation Series B Preferred Stock is then convertible.

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

Page - 50 -

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

Page - 51 -

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

AMEX Listing

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

Page - 52 -

Flextronics Agreement

On December 5, 2007, we entered into a services agreement (the “Services Agreement”) with Flextronics Computing Sales and Marketing Ltd. (“Flextronics”). Under the Services Agreement, Flextronics has agreed to provide both management resources services and procurement services to us, each of which is briefly described below.

Management Resources Services

Under the Services Agreement, Flextronics will provide us with dedicated management resources (“Management Resource Services”) at cost plus 2.5%. The Management Resource Services are provided to (a) oversee current manufacturing operations in Nashville, TN using MPC Computers systems, personnel, manufacturing equipment and materials, (b) assess opportunities for process improvement, and (c) report any issues affecting production output with recommended actions to resolve such issues. The Management Resource Services will also include such other matters as may be requested by us and agreed by Flextronics from time to time.

Procurement Services

Under the Services Agreement, Flextronics will provide us with materials procurement services, expedite and negotiation services (“Procurement Services”), such Procurement Services to be provided by Flextronics on our behalf for the mutually agreed upon commodities. We have agreed to reimburse Flextronics for the actual cost payable to third parties for commodities acquired by Flextronics in connection with the Procurement Services. Additionally, we will reimburse Flextronics for the Procurement Services, based on the number of line items and resources required to carry out the Procurement Services, at cost plus 5%. Flextronics will provide us with an initial credit line of $15,000, which Flextronics reserves the right to review and adjust, in accordance with industry standard practice, to reflect any material change in our business or financial outlook. We and Flextronics will review the credit limit and payment terms on a monthly basis.

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

Page - 53 -

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

Page - 54 -

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

Page - 55 -

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

Page - 56 -

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

Page - 57 -

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. It also requires additional financial statement disclosures about uncertain tax positions. FIN 48 is effective January 2007. Because we have not been profitable since our initial public offering, we have not realized any deferred tax assets. We therefore do not expect FIN No. 48 to have a material impact on our financial position or results of operations. If our tax status were to change in the future, we would have to reevaluate the impact of FIN No. 48 on our financial position and results of operations at that time.

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

Page - 58 -

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

Page - 59 -

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

Page - 62 -

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

Page - 63 -

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

Page - 64 -

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

Page - 65 -

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

Page - 66 -

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

Page - 67 -

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

Page - 68 -

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

Page - 69 -

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

Page - 70 -

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

Page - 71 -

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

Page - 72 -

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

Page - 73 -

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

Page - 74 -

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

Page - 75 -

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

Page - 76 -

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

ITEM 13. EXHBITS

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

2.2	Securities Purchase Agreement dated April 24, 2006 (2)

2.3	Securities Purchase Agreement dated September 6, 2006 (3)

2.4	Securities Purchase Agreement dated September 29, 2006 (4)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (5)

3.2	Amended and Restated Bylaws of the Registrant, as amended (19)

4.1	Specimen common stock certificate (6)

4.2	Form of Representative’s Option Agreement for Units (7)

4.3	Form of Warrant Agreement (7)

4.4	Form of Warrant (8)

4.5	2001 Equity Incentive Plan (9)

4.6	2004 Equity Incentive Plan (10)

Page - 77 -

4.7	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.8	Form of Warrant entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.9	Registration Rights Agreement dated April 24, 2006 entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.10	Form of Lock-up Agreement entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.11	Registration Rights Agreement dated July 25, 2005, as amended December 6, 2006 (11)

4.12	Form of $1.10 Warrant (12)

4.13	Form of $1.60 Warrant (12)

4.14	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.15	Form of Warrant entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.16	Registration Rights Agreement entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.17	Form of Lock-up Agreement entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.18	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.19	Form of Warrant entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.20	Registration Rights Agreement entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.21	Form of Letter Agreement amending and waiving provisions of the Registration Rights Agreement dated September 6, 2006 and Convertible Debentures due September 6, 2009 (21)

9.1	Form of Voting Agreement entered into in connection with the Securities Purchase Agreement dated September 6, 2006 (3)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (13)

10.2	Form of Indemnity Agreement with each Director and certain Officers (13)

10.3	Management Incentive Plan (14)

10.4	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended (14)

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005, as amended on September 6, 2003 (15)

10.6	Employment Agreement between HyperSpace Communications, Inc. and Michael R. Whyte dated as of October 12, 2006 (16)

10.7	Employment Agreement between HyperSpace Communications, Inc. and Curtis M. Akey dated as of January 8, 2007 (17)

10.8	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC Computers, LLC (18)

Page - 78 -

10.9	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC-G, LLC (18)

10.10	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC Solution Sales, LLC (18)

10.11	Cross-Collateral and Cross Default Agreement dated November 16, 2006 (18)

10.12	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.13	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.14	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

21.1	List of Subsidiaries (20)

23.1*	Consent of Ehrhardt Keefe Steiner & Hottman PC (Independent Registered Public Accounting Firm)

31.1*	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of MPC Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Page - 79 -

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

(19) Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007.

(20) Incorporated by reference to Exhibit 21.1 on Form 10-KSB/A Amendment No. 1 filed with the Securities and Exchange Commission on April 6, 2007.

(21) Incorporated by reference to Exhibit 4.21 on Form 10-KSB/A Amendment No. 1 filed with the Securities and Exchange Commission on April 6, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be set forth under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 30, 2007, and is incorporated herein by this reference.

Page - 80 -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPC Corporation

Date: December 21, 2007	/s/ John P. Yeros
John P. Yeros
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Page - 81 -

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

2.2	Securities Purchase Agreement dated April 24, 2006 (2)

2.3	Securities Purchase Agreement dated September 6, 2006 (3)

2.4	Securities Purchase Agreement dated September 29, 2006 (4)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (5)

3.2	Amended and Restated Bylaws of the Registrant, as amended (19)

4.1	Specimen common stock certificate (6)

4.2	Form of Representative’s Option Agreement for Units (7)

4.3	Form of Warrant Agreement (7)

4.4	Form of Warrant (8)

4.5	2001 Equity Incentive Plan (9)

4.6	2004 Equity Incentive Plan (10)

4.7	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.8	Form of Warrant entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.9	Registration Rights Agreement dated April 24, 2006 entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.10	Form of Lock-up Agreement entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.11	Registration Rights Agreement dated July 25, 2005, as amended December 6, 2006 (11)

4.12	Form of $1.10 Warrant (12)

4.13	Form of $1.60 Warrant (12)

4.14	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.15	Form of Warrant entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.16	Registration Rights Agreement entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.17	Form of Lock-up Agreement entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.18	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.19	Form of Warrant entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

Page - 82 -

4.20	Registration Rights Agreement entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.21	Form of Letter Agreement amending and waiving provisions of the Registration Rights Agreement dated September 6, 2006 and Convertible Debentures due September 6, 2009 (21)

9.1	Form of Voting Agreement entered into in connection with the Securities Purchase Agreement dated September 6, 2006 (3)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (13)

10.2	Form of Indemnity Agreement with each Director and certain Officers (13)

10.3	Management Incentive Plan (14)

10.4	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended (14)

10.5	Employment Agreement between HyperSpace Communications, Inc. and John P. Yeros dated as of September 28, 2005, as amended on September 6, 2003 (15)

10.6	Employment Agreement between HyperSpace Communications, Inc. and Michael R. Whyte dated as of October 12, 2006 (16)

10.7	Employment Agreement between HyperSpace Communications, Inc. and Curtis M. Akey dated as of January 8, 2007 (17)

10.8	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC Computers, LLC (18)

10.9	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC-G, LLC (18)

10.10	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC Solution Sales, LLC (18)

10.11	Cross-Collateral and Cross Default Agreement dated November 16, 2006 (18)

10.12	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.13	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.14	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

21.1	List of Subsidiaries (20)

23.1*	Consent of Ehrhardt Keefe Steiner & Hottman PC (Independent Registered Public Accounting Firm)

31.1*	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of MPC Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Page - 83 -

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

(19) Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007.

Page - 84 -

(20) Incorporated by reference to Exhibit 21.1 on Form 10-KSB/A Amendment No. 1 filed with the Securities and Exchange Commission on April 6, 2007.

(21) Incorporated by reference to Exhibit 4.21 on Form 10-KSB/A Amendment No. 1 filed with the Securities and Exchange Commission on April 6, 2007.

Page - 85 -