Form 10-K
period 2007-12-31
MPC CORP
filed 2008-04-14
CIK 1289871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐       TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-115404

MPC CORPORATION

(Exact name of registrant as specified in its charter)

COLORADO	84-1577562
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

906 E. Karcher Rd., Nampa, Idaho 83687

(Address of principal executive offices)

(208) 893-3434

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, no par value: American Stock Exchange

Warrants to Purchase Common Stock: American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s no par common stock, held by non-affiliates of the registrant on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $18,040,337 (based on the closing sales price of the registrant’s common stock on that date).

As of March 31, 2008, 34,175,886 shares of the registrant’s no par common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders anticipated to be held in June 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe, or the negative or other variations thereof. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see the “Risk Factors” section under Item 1A of this Annual Report. These forward-looking statements apply only as of the date of this report; as such, they should not be unduly relied upon for current circumstances. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

USE OF CERTAIN TERMS

Unless the context indicates otherwise, all references to “we”, “our”, or the “Company” refer on a consolidated basis to MPC Corporation and to its wholly-owned subsidiaries, including MPC Computers, LLC (“MPC Computers”) and MPC-Pro, LLC (“MPC-Pro”). Reference to “HyperSpace” refers to HyperSpace Communications, Inc. the name of our company prior to our name change to MPC Corporation as noted below.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Company Overview

We were formed as HyperSpace Communications, Inc. in 2001 as a Colorado-based company and completed an initial public offering in October 2004. We initially produced software products that addressed real-time application acceleration over wired and wireless networks.  In July 2005, we acquired MPC Computers which became a wholly owned subsidiary and our primary business.  MPC Computers is an enterprise IT hardware business providing products and services to customers in mid-sized business, government agencies and education organizations.  During 2006, we relocated our corporate headquarters from Englewood, Colorado to our manufacturing facility in Nampa, Idaho. In January 2007, we changed our name to MPC Corporation.

On October 1, 2007 (“Closing date”), we purchased, through our wholly-owned subsidiary MPC-Pro, from Gateway, Inc. (“Gateway”) and Gateway Technologies, Inc.  its Professional Division, the portion of its Consumer Direct Division that markets business-related products to target businesses with less than 100 employees, and the portion of its Customer Care & Support department that provides technical services to customers of the Professional and Consumer Direct Divisions (collectively, the “Professional Business”).  The Professional Business is primarily engaged in the sale, resale and marketing of desktop computer systems, laptops, servers, networking gear and other peripherals, and replacement parts to educational institutions, federal, state and local government entities, value-added resellers and certain other resellers, and small business sales generated by Gateway’s internet website and phone centers.

As part of the acquisition, we acquired substantially all the assets and employees of the Professional Business.  In addition, we acquired the entire catalog of products and services from the Professional Business and now make the complete product line available to both MPC Computers’ and Gateway’s former Professional Business customers.  The purchase included customer lists and customer relationships, and the sales, marketing, service and administrative functions supporting the Professional Business and approximately $26 million in specified production and support inventory.  The acquisition included the purchase of all of the capital stock of Gateway Companies Inc., and the membership interests of Gateway Professional, LLC and Gateway Pro Partners, LLC.  Furthermore, we assumed operation of Gateway’s assembly facility in Nashville, Tennessee.  With the completion of the acquisition, we have operations in Idaho, South Dakota and Tennessee.  The Professional Business is operated under MPC-Pro.  See Note 3 — “Acquisition of Gateway Professional Business” under Notes to Consolidated Financial Statements under Item 8 of this Report.

This acquisition significantly increases the scale of our business as Gateway’s Professional Business had reported revenue of $895 million in 2006 as compared to our revenue of $285 million in 2006.  We believe that the increased scale may enable us to better compete with our larger competitors including Dell, Hewlett-Packard, and Lenovo.  With the purchase of the Professional Business we have expanded our enterprise IT hardware business of providing products and services to customers in mid-sized businesses, government agencies and education organizations.  This acquisition has expanded our business in the education and state/local government markets in particular, resulting in a more balanced customer mix less reliant on the federal government business.  In addition, the acquisition has expanded our product line to include new products, including a more competitive line of notebook PCs and convertible tablet PCs.

Our primary business is providing PC-based products and services to mid-sized businesses, government agencies and education organizations. We manufacture and market ClientPro® desktop PCs, TransPort® notebook PCs, NetFRAME® servers and DataFRAME™ storage products.  We also offer the Gateway-branded “E-series” of desktops, notebooks, servers and storage under a one year limited license agreement with Gateway through October 1, 2008.  We also provide hardware-related support services such as installation, technical support, parts replacement, and recycling. In addition to PCs, servers, and storage products, we also fulfill our customers’ requirements for third party products produced by other vendors, including peripherals, software and other services.

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

We experience seasonality in revenue levels between quarters. Our first fiscal quarter of January through March historically has the lowest revenue for the year, with revenues rising in the second through fourth quarters as government and education customers buy during their seasonally higher purchasing periods.

Our stock trades on the American Stock Exchange (“Amex”), with the ticker symbol MPZ. Previously, the ticker symbol was HCO. The ticker symbol for our publicly traded warrants is MPZ.WS.

Strategic Plans and Initiatives

To combine our existing operations with the newly acquired Professional Business, we have set forth the following key initiatives:

•      Successfully integrate the new Professional Business with our existing operations, including:

•                  Effectively combining the management teams from both organizations;

•                  Transferring the financial, human resource, procurement, and other data from the Professional Business systems to our IT Systems;

•                  Consolidating our product lines and continue ongoing research and development activities;

•                  Integrating our customer care and support functions;

•                  Integrating our administrative and financial functions, including the combining of our various licensing and royalty functions;

•                  Satisfying and retaining Professional Business customers;

•                  Carefully managing our liquidity to maximize our use of funds;

•                  Focusing on supplier relationships, reducing procurement costs due to our larger scale, and improving the utilization of vendor credit;

•                  Utilizing the Gateway brand name until our license to use the name expires in September 2008, while enhancing the MPC Computers brand name in our various markets; and

•                  Instituting lower cost operating methodologies and practices in our overall operations.

During the transition of the Professional Business IT and manufacturing systems from Gateway to MPC Computers’ existing systems in February, 2008, we experienced material delays in manufacturing and customer deliveries.  In addition, we also experienced system issues and parts delivery delays in our customer service and support area, causing some replacement parts to not reach our customers in a timely manner. See “Recent Developments” in Item 7 of this Report.

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

Federal: In the federal government market, we sell directly to government agencies. The federal government in aggregate is one of the largest consumers of IT products and services in the United States.  Most federal IT purchases are made through schedule contracts with the government, such as the General Services Administration (“GSA”), or agency-specific blanket purchase agreements, or BPAs. Our GSA Schedule contract for desktops, notebooks and servers is effective through November 2008 with three five-year extension options held by the GSA. We are currently negotiating with the GSA to include the Gateway-branded products into our current GSA contract.  Pending that outcome, we have received an extension of the GSA contract through August 2008.  Our GSA Schedule contract for third party peripherals is effective through April 2009.

State/Local Government and Education: The state/local government and education (“SLE”) market is comprised of state and local governments as well as educational institutions, both public and private. Educational institutions encompass both elementary education from kindergarten through twelfth grade, along with secondary educational institutions such as colleges, universities and trade and specialty schools. Similar to the federal government, the majority of purchasing within the SLE market is driven by a contract negotiated either individually with specific states or tied to a multi-state contract vehicle similar to the GSA.  In the SLE market, the Western States Contracting Alliance (WSCA) information technology hardware contract has become one of the most important procurement vehicles for state government purchasing.  We have a WSCA contract that extends through August 2009. WSCA and the other state-level contracts do not guarantee revenues and our SLE customers may choose not to continue purchasing our products.

Mid-size Enterprise: We define this market as all private, commercial businesses in the U.S. which have 250 to 5,000 employees.  We believe that mid-size enterprise customers tend to purchase directly from the manufacturer or through an authorized reseller of PC products and peripherals. In our experience, rarely do mid-size enterprise customers utilize formal purchase agreements or contracts and pricing is typically negotiated for each specific purchase. Purchasing decisions are typically centralized within the organization’s IT department.

Products

We design, develop, manufacture, market, sell and support a wide range of computing products that are customized to fit our customers’ specific needs. These products include server and storage products, desktop PCs, notebook PCs, and third party products such as printers, monitors and software.  The recent Gateway Professional Business acquisition has added products to our MPC Computers portfolio across all product categories.  These products are marketed as Gateway Pro.

Servers and Appliances: The NetFRAME family delivers a complete server product line, featuring both rack-mount and pedestal form factors. The product line supports industry standards and scales from affordable single-processor products to an enterprise-class quad-processor system.  With the acquisition of the Professional Business, the server portfolio has grown to include additional server products that provide more price and performance choices for our customers and includes support for both Intel and AMD architectures.  In 2007, MPC Computers also launched an “application specific server product” (appliance product), called MailFRAME.  MailFRAME is a standard server hardware product that contains pre-installed software that performs the function of email archiving.  MailFRAME connects to any messaging server (like Microsoft Exchange or other) and makes copies of mail messages which can be stored in a separate storage repository.  These archived mail messages can then be retrieved by end-users completely separate from the messaging server.

Storage: The DataFRAME family of storage systems provides a portfolio of industry standards based storage including Network Attached Storage (NAS) and Storage Area Network (SAN) products.  MPC Computers’ approach to delivering storage solutions is through partnering with key software companies that provide storage software platforms.   MPC Computers then integrates the storage software into standards based hardware and delivers the combined hardware and software system to customers with complete service and support.  The NAS products are based on Microsoft’s Windows Storage Server software which is pre-installed on a number of different NetFRAME and Gateway server products.  The SAN products include both iSCSI (using Ethernet), Fiber Channel (FC) and Serial Attached Storage (SAS) interfaces and integrate software from FalconStor (FALC), Lefthand Networks and Xyratex (XRTX) depending on the DataFRAME or Gateway Pro storage product.

Desktop Products:  We offer the ClientPro® line of desktop systems which provides stable and reliable solutions for customers who demand manageable and easy-to-service systems with long lifecycles.  With the addition of the Professional Business products, the desktop portfolio has grown in size providing customers with more choice in price, performance and form factors.  Additionally, the Professional Business acquisition added a line of display products to the portfolio, making our desktop offering more complete.  Also included in the Gateway Pro and MPC Computers desktop portfolio, are unique “All-In-One” (AIO) Desktop products including the Profile 6 (originally designed by Gateway) and the ClientPRO 434 (originally designed by MPC Computers).   These AIO Desktop products provide customers with a desktop solution that is space saving and removes the cable clutter of traditional desktop systems.

Notebook Products:  MPC Computers has been marketing a notebook product line under the TransPort® product line brand.  With the acquisition of the Professional Business, the Gateway Pro notebooks have become our primary notebook offering.  The Gateway Pro notebooks address a wide range of business and organizational needs, including powerful performance, portability and flexibility.  The Gateway Pro notebook offerings range from highly expandable, full-featured desktop-replacement models to compact, lightweight “thin and light” models.  Also part of the Professional Business portfolio, are both 12” and 14” convertible notebook products which provide both traditional notebook functionality as well as a digital pen and/or touch-screen user interface.  These convertible notebooks provide a swiveling display which can flip open similar to traditional notebook and can also lay flat over the keyboard for operation similar to pen and paper.

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

Customer Service and Support

Customer service and support, including deployments, warranties and self-maintainer services, is a core element of our value proposition. The cost of maintaining IT hardware is significant for our customers and we believe we can provide effective service and support to meet our customer’s needs.

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

Warranty Support:   MPC Computers/Gateway Pro branded products are primarily backed by our standard three year warranty to include parts, technical support and on-site service, although standard warranties can range from 90 days to 5 years. We provide phone-based technical support 24 hours a day, seven days a week, 365 days a year. In order to provide the highest level of service, all our technical support representatives are highly trained and reside in our U.S.-based support centers.

In addition to phone support, we provide on-site support to our customers. Next-business-day on-site service is offered as a standard service with our desktop, server and storage products. Customers may choose from a variety of on-site service options, ranging from no on-site service to a faster on-site service response time as quickly as two hours from dispatch.

Extended warranties and Service offerings are available up to five years.

Self-Maintainer Services: Qualified customers who prefer to utilize their own IT resources to diagnose problems and fulfill break-fix responsibilities can participate in our Self-Maintainer Program. Through a web interface, customers using this service can quickly view our technical support knowledge database, look up system configurations by serial number, request replacement parts and download system updates. Customers using this service may bypass our technical support if they choose.

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

Our research and development expenses have not been a material part of our overall operations in the past.  We anticipate only a modest increase in such expenses as a result of our acquisition of the Professional Business.

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

We sell our products through a tightly coordinated field sales and internal telemarketing-based sales model. Field sales personnel are responsible for face-to-face visits with existing customers and new account prospects. Inside sales is responsible for customer support, price quoting and booking orders. Sales personnel are organized by customer market.

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

Manufacturing

We assemble our desktop, mobile, server and storage products in our manufacturing facilities located in Nampa, Idaho, and Nashville, Tennessee.  Additionally, we have relationships with third-party original equipment manufacturers that manufacture some of our laptop systems to our specifications.  We utilize a flexible assembly-line architecture and a proprietary tracking and controls system to support our build-to-order manufacturing model. We also offer customization options including asset management, hard drive imaging and product revision control.

In connection with our purchase of the Professional Business, we initially duplicated the Gateway model of fulfilling certain direct ship notebook systems through facilities in China.  We determined that we can reduce our overall production cost by moving the fulfillment of these notebooks into our Nampa, Idaho and Nashville, Tennessee manufacturing facilities, which was completed in early March of 2008.

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

Our build-to-order manufacturing process enables us to customize our products to fit customer needs. Customization options for desktop units include motherboards, processors, memory, removable media, hard drives, optical devices, network cards, video cards, controllers and sound components. Mobile computing products and server platforms are customized by installing customer-required options into a base unit that is supplied by an original design manufacturer. This flexibility allows us to produce a virtually limitless number of unique configurations.

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

Intellectual Property

We have obtained U.S. federal trademark registration for the word mark “MPC” and the design mark for the stylized version of our MPC mark. The MPC mark is not currently registered outside the U.S. as we do not believe that the establishment of the MPC mark and logo outside the U.S. is material to our operations. We own registrations and pending registration applications for trademarks and service marks of our product lines and services in the U.S. and in certain foreign countries. Currently, we hold a portfolio of 16 U.S. patents and have one U.S. patent application pending. Our U.S. patents expire in years 2008 through 2021.

We have entered into a variety of intellectual property licensing agreements, including various software licensing agreements. We have entered into nonexclusive licensing agreements with Microsoft Corporation for various operating system and application software. We have also entered into a one-year license agreement with Gateway for the use of Gateway’s branded “E-Series” of products through October 2008.  Once these contracts expire or are terminated, however, there can be no assurance that we will continue to have access to this licensed intellectual property on appropriate terms and conditions.

Employees

As of March 1, 2008, we had total employees of 1,162, all of whom were full time employees.  Of the total employees, 511 are located at the facility in Nampa, Idaho, 359 are located in our facility in North Sioux City, North Dakota, 153 are located at our facility in Nashville, Tennessee, and the remainder are located in small, regional or home offices throughout the U.S. along with one employee located in Taiwan and one employee located in Canada. From time to time, we utilize temporary workers in our manufacturing and other operations in order to have flexibility to meet seasonal or other fluctuations in demand. These temporary workers are provided by and employed by third party companies.

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

Backlog

Backlog orders believed to be firm at December 31, 2007 and 2006 was $47.7 million and $28.4 million, respectively.

Competition

Competition in the PC industry is highly intense. In 2007, we experienced continued downward pressure on prices. With many vendors offering highly similar, standards-based products, the market is approaching commodity status, particularly for desktop and notebook PCs. The industry today is characterized by aggressive pricing by large, well-branded competitors. The level of price aggressiveness is intensifying, particularly on the low-priced end of the market. Many of our competitors are significantly larger, better funded and benefit from stronger brand equity in our target markets. Our most significant competitors include Dell, Hewlett Packard and Lenovo.

In recent years, we have regularly lowered prices in response to competitive market pressures in order to attempt to maintain market share and to pass through reductions in component pricing. We expect these competitive pressures to continue and that average sale prices in the PC industry will continue to decline.

Available Information

We maintain an Internet website at www.mpccorp.com.  All of our reports filed with the U.S. Securities and Exchange Commission (“SEC”) (including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K) are accessible through the Shareholder Information section of our Internet website at

www.mpccorp.com/about/contact/contact.html, free of charge, as soon as reasonably practicable after electronic filing. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information on our website is not incorporated by reference into this Report.

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

Risks Related to the Transition and Integration of the Professional Business

We have experienced, and may continue to experience, difficulties or delays in transitioning and merging the Gateway Professional Business into our business.

The Gateway Professional Business has historically had approximately three times the gross revenue of MPC Corporation.  The transition and integration of the Professional Business into our existing business has strained personnel and financial resources and created additional complexities that we did not fully anticipate.

During the transition of Professional Business IT and manufacturing systems from Gateway to MPC Computers’ systems in February 2008, we experienced material delays in manufacturing and customer deliveries, which will  result in significantly lower than expected shipment volumes and revenues in the first quarter of 2008 as compared to the fourth quarter of 2007.  These delays, which have materially impacted our liquidity, limited and stopped production at times over approximately a three week period at our Nashville manufacturing facility.  The delays were caused by a number of issues including, but not limited to, inaccurate bills of materials for our manufacturing processes, inventory procurement and routing problems resulting in parts shortages, and order entry errors by some of our newest sales professionals from the Professional Business that caused some orders to be delayed in getting to our manufacturing floor.  In addition, prior to the transition, we moved the manufacture of portable personal computers of the Professional Business that had historically been manufactured in China to our Nashville facility, causing the transition-related issues we encountered to have a more pronounced effect on our operations.  During the transition, we also experienced system issues and part delivery delays in our customer service and support area, causing some replacement parts to not reach our customers in a timely manner.

We cannot assure you that all integration issues have been identified and corrected, or that these issues have not damaged certain customer relationships.  Further issues or delays in manufacturing or providing customer service and support may have a material adverse effect on our operations.

Inability to retain the Professional Business customers could result in lower than anticipated revenues for the combined company.

We are forecasting the loss of some customers in the Professional Business, and a decline in revenues in 2008 relative to the revenues achieved by MPC Computers and the Gateway Professional Business separately in 2007.  Our inability to retain customers of the Professional Business could result in lower revenues than originally anticipated for the combined company at the closing of our acquisition of the Professional Business.

Gateway’s warranty and other obligations assumed by us may exceed those contemplated at the time of the acquisition.

In connection with our acquisition of the Professional Business, we assumed all of the warranty obligations and certain other obligations, including specified environmental liabilities, of the Professional Business.  The amount of the assumed obligations and timing of related cash flows to fund such obligations may differ from our estimates and could adversely impact our limited ability to fund these obligations and adversely impact our relationship with customers and suppliers. While we are indemnified by Gateway for certain past liabilities of the Professional Business, it is possible that we could become liable for obligations arising out of prior operations of the Professional Business. We are not indemnified for prior liabilities of the Gateway Pro Partners, LLC, and would be responsible for any associated liabilities.

We determined that we have a material weakness in our internal control over financial reporting related to the accounting for the Professional Business, and this material weakness creates a reasonable possibility of material misstatements in our financial statements.

As a publicly traded company we must maintain effective disclosure controls and procedures and internal control over financial reporting. In connection with the preparation of our financial statements for the year ended December 31, 2007, we determined that we had a material weakness in our internal control over financial reporting, and therefore determined that our internal control over financial reporting was not effective with respect to the Professional Business, which created a reasonable possibility of material misstatements in our financial statements. This material weakness related to our accounting for the Professional Business is more fully explained in “Item 9A. Controls and Procedures” of this Report.

In order to improve and to maintain the effectiveness of our internal control over financial reporting and disclosure controls and procedures, significant resources and management oversight will be required. We have begun the process of remediating this material weakness, but this process will take time, and we will not be able to ascertain whether we have remediated this material weakness until the procedures that we put in place have been working for a sufficient period of time for us to determine that they are effective. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. If we are unable to remediate this material weakness, or in the future report one or more additional material weaknesses, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This could negatively impact the ability of shareholders to rely on previously issued financial statements and could result in a restatement of our financial statements or impact our ability to accurately report financial information on a timely basis, which could adversely affect our stock price.

Inability to successfully integrate the Professional Business management team and key employees could adversely affect our financial condition and results of operations.

Our future operations are highly dependent on the successful integration of the Professional Business management team and key employees.  We may encounter various issues including an inability to retain critical Professional Business management team members and key employees, differences in management or operating philosophy, or difficulties in the timely execution of critical directives that may impact the integration of the Professional Business and/or combined operations and performance of our company.  If we are unable to integrate management and key employees, or if we lose Professional Business management or key employees, it could have a material adverse impact on our business.

We received only a one-year license of the Gateway name, and the loss of the right to use that name could result in decreased sales.

We received only a one-year license to utilize the Gateway name and trademark. We believe the Gateway name and trademark offers significantly more brand recognition than the MPC Computers name and trademark, and the loss of the right to use the Gateway trademark after one year could have a negative impact on sales.

Integrating product lines and developing/continuing research & development activities may prove unsuccessful.

Integrating the product lines and research and development activities of MPC Computers and the Professional Business will be critical to the effectiveness and efficiency of our future operations including sales, procurement, manufacture, production, and distribution of our products.  If we are not successful in the timely integration of the product lines, it may adversely impact our results of operations and financial condition.

Risks Related to Our Liquidity

Our liquidity and working capital constraints have negatively affected our business and could have a material averse effect on our financial position and results of operations.

We face material constraints with regard to liquidity and working capital that have and will likely continue to negatively impact our business.  Our liquidity constraints make it difficult for us to execute on our business plan and continue operations without additional concessions from our creditors, which they may not be willing to provide. Our liquidity constraints may harm our vendor relationships, and could cause us to experience credit holds, requirements that we pre-pay for products, and/or a refusal to deliver components or termination of supply arrangements, any of which could have a material adverse effect on our financial condition and results of operations.  Additionally, our liquidity constraints could impact our ability to retain customers and customer contracts, our ability to retain key employees and our ability to fund capital expenditures.

In connection with the acquisition of the Professional Business, we encountered additional complexities and costs of a significantly larger organization that have and will continue to strain our limited liquidity and working capital. The difficulties we have experienced during our transition from the Professional Business IT and manufacturing systems to our systems resulted in significant shipment delays which materially impacted our liquidity.  Our limited liquidity may result in an inability to meet the future financing needs of the larger combined company, which could impact our business strategies including the full integration of the Professional Business.

We may need to raise additional capital to satisfy vendor payment obligations and fund our business if our losses continue and we are not able to satisfy our obligations with cash generated from operations. There can be no assurance that we will be able to secure additional sources of financing on acceptable terms or at all. Even if we do obtain additional funding, the amount of such funding may not be sufficient to fully address all of our liquidity constraints. Any additional secured debt funding may require approval of Wells Fargo and holders and holders of our convertible debentures, and such approval may not be forthcoming.   Continuing liquidity constraints could have a material adverse affect on our business and results of operations, and could result in bankruptcy.

If net sales continue to decline and we are unable to further reduce expenses, we will incur losses and may not have sufficient cash flow and, under those circumstances, we will need additional capital to continue operations and to execute on our business plan, and such additional capital may not be available.

On a pro forma basis, sales for MPC Corporation and the Professional Business declined significantly in 2006 compared to 2005, and in 2007 compared to 2006.  Due to competitive pressures, we have experienced declining revenues and losses since 2005.  We experienced an approximate 22% decline in net sales from 2005 to 2006, from $366.6 million to $285.0 million, and an approximate 16% decline in net sales from 2006 to 2007, from $285.0 million to $240.8 million.  In addition, under the name HyperSpace Communications, we incurred a net loss of $7.5 million, and MPC incurred a net loss of $21.0 million in 2005. In 2006 and 2007, we incurred net losses of $58.7 million and $11.5 million, respectively.

Additionally, the revenue and segment contribution of Gateway’s Professional business segment relating to the Professional Business has been declining.  According to Gateway’s annual report on Form 10-K for the fiscal year ended December 31, 2006, the Professional segment had revenues of $896 million, $987 million, and $1,114 million, respectively for the years ended December 31, 2006, 2005 and 2004.  Segment contribution for the Professional segment totaled $(6.5) million, $16.9 million, and $58.4 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

If net sales continue to decline and we are unable to make further reductions in costs and expenses, or realize synergies from the acquisition of the Professional Business, we will not be able to fund our operations from cash generated by our business. Because of competitive pressures, the impacts of our liquidity constraints, generally declining average sales prices on many of our products, and other factors, it is possible that our revenues will continue to decline.  If we fail to generate sufficient net sales and cash flow to fund operations, our ability to increase sales will be severely limited and we will not be able to operate effectively unless we are able to obtain additional capital through equity or debt financings. Such additional capital may not be available on acceptable terms or at all, which could have a material adverse effect on our financial position and results of operations.

Under our accounts receivable credit facility, Wells Fargo is not obligated to purchase from us any accounts that it deems unacceptable in its sole discretion.  If we default in our obligations under the facility, Wells Fargo could exercise several remedies and our assets will be subject to foreclosure.

Our accounts receivable credit facility with Wells Fargo, obtained in November 2006, only provides us with liquidity if Wells Fargo elects, in its sole discretion, to purchase accounts receivable from MPC Computers.  Under the facility, MPC Computers may assign to Wells Fargo, and Wells Fargo may purchase from MPC Computers, certain accounts receivable. Wells Fargo will advance to MPC Computers a percentage of the value of the purchased accounts.

The accounts receivable facility provides MPC Computers with liquidity only to the extent that MPC Computers is able to generate accounts receivable from its operations, and does not provide for borrowing by MPC Computers against the value of its other assets. Additionally, Wells Fargo has the right to require that MPC Computers repurchase the purchased accounts in the event MPC Computers’ customers do not pay the accounts within specified timeframes, if a material customer dispute arises, or in the event of a default under the facility. Wells Fargo has discretion as to the percentage advanced to MPC Computers against any accounts. Wells Fargo is not obligated to purchase any accounts from MPC Computers that Wells Fargo deems unacceptable in its sole discretion, and it is not required to purchase any minimum amount of accounts receivable from MPC Computers. Because of Wells Fargo’s discretion pursuant to the terms of the facility, and because borrowing is available only against accounts receivable generated from MPC Computers’ operations, we cannot assure you of the amount of liquidity, if any, that will be available to us from Wells Fargo.

On October 1, 2007, concurrent with the acquisition of the Professional Business, we entered into an agreement to expand our Receivables Advance Facility to include the Professional Business. The credit terms of the expanded accounts receivables facility are substantially the same as the agreement signed for MPC Computers in November 2006.

The accounts receivable facility with Wells Fargo is secured by substantially all of our assets.  Additionally, we have unconditionally agreed to guarantee any and all payment obligations incurred under the facility.  In the event of defaults under the facility, our assets will be subject to foreclosure. Additionally, Wells Fargo has several additional remedies for default, including acceleration of payment obligations and discontinuation of the purchase of accounts receivable.

We are substantially dependent on the willingness of our suppliers to continue to provide credit terms. A decision by suppliers to reduce or terminate credit lines would have a material negative impact on our business.

Due to our limited liquidity, we have extended payment to many of our suppliers significantly beyond normal payment terms. We endeavor to maintain strong relationships with the suppliers, but some suppliers have elected to reduce or eliminate credit terms. In addition, in some instances suppliers have placed us on credit hold, which has delayed delivery of components to our manufacturing facility while the issues are resolved. We have received notices of default from suppliers including Microsoft, but are attempting to manage the supplier relationships to the extent possible within the limits of our liquidity constraints. We may not be able to continue to do so. Although we have found additional sources of liquidity, late payments to suppliers may recur, jeopardizing relationships and causing suppliers to stop working with us or to sell their products to our customers by other channels. Further, recurring late payments will result in additional credit holds,  If we are unable to satisfy these defaults, it could have a material effect on our operations. If suppliers continue to reduce or eliminate credit terms, we may be unable to continue to obtain necessary components and services in a timely fashion, or at all, which would have a material adverse affect on our business and our ability to continue operations.

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

Mandatory redemption of our convertible Series B Preferred Stock could have a material impact on our liquidity and cash resources.

We issued to Gateway 249,171 shares of MPC Corporation Series B Preferred Stock convertible into 4,983,416 shares of our common stock. All MPC Corporation Series B Preferred Stock issued to Gateway converts to MPC Corporation common stock upon shareholder approval.  We believe it is probable that shareholder approval will be obtained.  In the event shareholder approval is not obtained, all outstanding shares of Series B Preferred Stock shares are to be redeemed by us at 1.5 times the closing price of our common stock on October 1, 2008 times the number of shares of common stock into which the Series B Preferred Stock is then convertible.  Based on the closing price of our common stock of $0.63 per share on December 31, 2007, the redemption value would be $4.7 million. If we are unable to generate positive cash flow or obtain additional capital prior to any such redemption, the requirement that we pay cash in connection with such redemption may have a material impact on our liquidity and cash resources.

Risks Related to Our Customers and Markets

We face intense competition from the leading PC manufacturing companies in the world as well as from other hardware and information technology service companies. If we are unable to compete effectively, we may not be able to achieve sufficient market penetration to achieve and sustain profitability.

The PC industry is highly competitive and is characterized by aggressive pricing by several large branded and numerous generic competitors, short product life cycles, declining year-on-year average sale prices for personal computers and price sensitivity by customers. Even after the acquisition of the Professional Business, our most significant PC hardware competitors, including Dell and Hewlett-Packard, have substantially greater market presence and greater financial, technical, sales and marketing, manufacturing, distribution and other resources, longer operating histories, greater name recognition and a broader offering of products and services. Rackable Systems, EMC and NetApp, our primary competitors in the enterprise hardware business, each has greater market presence, technical resources and a broader offering of servers and storage products than we do. Many of our competitors also have greater resources to acquire and launch new products and technologies, are internationally based or manufacture offshore and enjoy lower labor costs and have greater resources to devote to the development, promotion and sale of products than we do.  As a result, they are able to offer products and services that provide significant price or other advantages over those offered by us.

We do not attempt to compete on price alone; rather we compete primarily on the basis of:

•      customer service, warranty and support;

•      features and functionality of our products;

•      product customization;

•      product performance;

•      product quality and reliability; and

•      maintaining customer and supplier relationships.

To the extent we are unable to compete successfully in any of the foregoing categories, our revenue and business prospects will be affected adversely. We expect competitive pressures to continue into the foreseeable future, particularly as various competitors have from time to time announced intentions to expand their market share through price reductions.  We have lost sales opportunities due to competitors proposing prices at levels that we are unable to match. We expect that average sales prices for PCs will continue to decline, although this may be partially offset by an increased mix of higher priced notebook PCs and servers and storage products. If we continue to reduce

PC prices in response to competition, are unable to reduce our overall cost structure at the same rate or greater than our declining average selling prices, or are unable to diversify into higher margin areas such as storage and servers, we will be unable to maintain or improve gross margins which will also affect liquidity and cash flows.

We have several large customers, including agencies within the U.S. federal government, which represent a significant portion of our net sales. If we were to lose or experience a substantial decline in sales to one or more of these customers, our net sales may decline substantially.

Historically, MPC Computers has derived a substantial portion of its net sales from various agencies within the U.S. federal government, as well as state and local government and educational customers. For the fiscal year ended December 31, 2007, MPC Computers derived approximately 40% of its net sales from agencies of the federal government.

We believe our purchase of the Professional Business will allow greater penetration of our markets, along with an improved balance between our federal government, state and local government, educational and midsize enterprise customer base.  We will continue to work to diversify our customer base to mitigate the risks associated with high customer concentrations in the federal government market.  There can be no assurance that such efforts will be successful.

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

On December 17, 2007, the General Services Administration (GSA) served MPC Computers with a subpoena to provide records regarding sales under our GSA Multiple Award Schedule contract.  The subpoena relates to an industry-wide investigation into alleged non-compliance with the Trade Agreements Act.  We are not presently aware of any material violations of the Trade Agreements Act.  However, the matter is in the preliminary stages and we cannot predict an outcome at this time. Our non-compliance could lead to imposition of penalties and termination of the contract.  The termination of the contract could lead to loss of substantial revenues from the federal government.

Our contracts with governmental agencies make it difficult to accurately predict our future net sales and government customers may elect not to continue or extend contracts with us. Additionally, some of our historic subcontractors could elect to sell their products directly to the government or utilize other partners.

Our contracts with the federal, state and local governments do not guarantee any level of sales. These contracts merely authorize the sale of our products to various agencies within the government and are characterized as indefinite delivery/indefinite quantity contracts. Accordingly, our customers within the public sector may choose not to continue purchasing our products. The uncertainties related to seasonality of government purchases based on funding, budgetary cycles, future contract performance costs, product life cycles, quantities to be shipped and delivery dates, among other factors, make it difficult to predict the future sales and profits, if any, which may result from such contracts. Furthermore, because we are a prime contractor with the U.S. Government, certain other suppliers act as subcontractors and partner with us to sell their products to the customers. We have been slow in paying subcontractors in connection with our sales of their products. As a result, these subcontractors could seek to sell directly to such agencies or utilize other partners.

Our failure to effectively manage product migration and increasingly short product life cycles may directly affect the demand for our products, and could negatively impact our business and results of operations.

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

Risks Related to Our Operations

We rely on third party suppliers to provide critical components of our products, some of which are available from only one source. If our suppliers were unable to meet our demands or fail to deliver supplies because of our inability to meet payment terms, and alternative sources were not available, we could experience manufacturing interruptions, delays or inefficiencies.

We require a high volume of quality products and components for our product offerings, substantially all of which we obtain from outside suppliers. For example, we rely on Intel for its processors and motherboards and Microsoft for our operating systems and other software on our computer systems. We also procure a number of components from international suppliers, particularly from Asia, which carries potential political and foreign currency risk. We maintain several single-source supplier relationships primarily to increase our purchasing power with these suppliers. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results. We currently do not have long-term supply contracts with any of our suppliers that would require them to supply products to us for any specific period or in any specific quantities, which could result in shortages or delays.

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

The estimated cost of providing a product warranty is recorded at the time net sales are recognized.  Our warranty-related costs are tied to product we have sold historically and represent a large portion of our costs and expenses. If our revenues decline significantly in any year, our ability to continue to fund our warranty-related costs is diminished. In addition, if actual failure rates of our products exceed the estimates, revisions to the estimated warranty liability would be required and could negatively affect earnings in the period that the adjustments are made.

We provide warranties with the sale of most of our products.  Over the course of a year, we fund the cost of servicing our products covered by warranties through our revenues and third party funding.  If our sales, and shipments of systems, decline significantly during a year, and our base of systems covered by warranties does not decline in a similar manner, our warranty-related costs will grow significantly as a percentage of our revenue.  Under these circumstances, the costs of servicing our warranty portfolio may adversely affect our financial position, or force us to seek additional capital.

In addition, the estimated cost of providing a product warranty is recorded at the time net sales is recognized based on historical experience of costs and failure rates of the components making up the systems we sell. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure or in providing customer support. If actual product failure rates, material usage or service delivery costs exceed the estimates, revisions to the estimated warranty liability would be required and could negatively affect earnings in the period the adjustments are made. Actual financial claims for defects may be larger than expected and accrued warranty reserves.

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

Failure of any portion of our infrastructure at either of our manufacturing facilities could have a material adverse effect on our business.

We are highly dependent on our manufacturing infrastructure to achieve our business objectives. If we experience a problem that impairs our manufacturing infrastructure, such as a computer virus, intentional disruption of IT systems by a third party, a work stoppage, or manufacturing failure, including the occurrence of a natural disaster which affects our manufacturing facility in Nampa, Idaho or our manufacturing facility in Nashville, Tennessee, the resulting disruptions could impede our ability to book or process orders, manufacture and ship in a timely manner or otherwise carry on our business in the ordinary course. Any such events could cause us to lose significant customers or net sales and could require us to incur significant expense to eliminate these problems and address related security concerns.

Under our current business plan, we assemble portables at our Nashville, Tennessee facility that have historically been assembled in China and primarily drop-shipped to our customers.  The additional burden to our Nashville, TN facility would magnify the potential risks to our business should any significant adverse event occur.

The lease for our facility in Nampa, which currently houses a portion of our manufacturing capacity and a substantial portion of our administrative functions, expires on May 31, 2008.  We are negotiating to renew the lease with our landlord.  However, we cannot assure you that we will be successful on commercially reasonable terms and may need to seek remedies including relocation of these functions which could have a material negative effect on our financial results.

Additionally, we currently operate our Nashville facility on a month-by-month agreement with our landlord.  If the landlord was to become uncooperative or seek to terminate our month-to-month arrangement, we would need to find alternative manufacturing facilities and could result in materially negative effects on our financial results.

We intend to reduce our historical dependence on desktops and focus on portable and enterprise hardware products.  We have not yet fully implemented this strategy and we may not be successful. We may not reach profitability if we do not meet our sales expectations or if our product mix and service offerings are substantially different than anticipated.

We intend to reduce our historical dependence on desktops and shift our development and sales efforts toward higher margin portables and server and storage products.  We have not yet fully implemented this strategy and we cannot assure you that we will be successful in making the shift or that any such shift will result in higher margins or profitability.  If our mix of products and services is substantially different from what we anticipate in any particular period, our earnings could be less than expected. If we are unable to increase sales of higher margin products, including storage and servers, or if margins continue to decline in the current products we offer, our results of operations and financial condition will be adversely affected.

Our inability to properly anticipate customer demand or effectively manage our supply chain could result in higher or lower inventory levels that could adversely affect our operating results and our balance sheet.

By distributing products directly to our customers and employing “just-in-time” supply chain management techniques, we have historically been able to avoid the need to maintain high levels of finished goods and component inventory as compared to other manufacturers who do not sell directly to end users and employ just-in-time manufacturing techniques. This has minimized costs and allowed us to respond more quickly to changing customer demands, reducing our exposure to the risk of product obsolescence. However, integration issues with our newly acquired Professional Business, customer concentration, seasonality within our business and changing demands may all result in our inability to properly anticipate customer demand that could result in excess or insufficient inventory of certain products. As a result of our recent integration challenges with the Professional Business, our component inventory stock has grown materially since December 31, 2007.  In addition, we maintain certain component products in inventory. A decrease in market demand or an increase in supply, among other factors, could result in higher finished goods and component inventory levels and a decrease in value of this inventory could have a negative effect on our results of operations and our financial position.

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

You cannot rely on past operating results as an indicator of future performance and our future operating results will likely fluctuate.

Our past results should not be relied upon as an indicator of our future performance.  Our operating results have varied greatly in the past and likely will vary in the future depending upon a number of factors including the successful execution of our new business strategies. These initiatives entail entering new markets, developing new product and service offerings and pursuing new customers.  Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly due to, among other things:

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

Weak economic conditions in the United States may adversely affect our product sales. If general economic and industry conditions deteriorate, customers or potential customers could reduce their technology investments and demand for our products and services could be adversely affected. For example, reductions in state and local budgets as a result of weak economic conditions have adversely affected our sales to many customers in the public sector.

Legal and Regulatory Risks

Claims that we are infringing upon intellectual property rights of third parties could subject us to significant litigation and licensing expenses, or prevent us from selling ours products. Because of our liquidity constraints, a significant intellectual property claim or litigation could have a material negative impact our business and ability to continue operations.

From time to time, other companies and individuals assert patent, copyright, trademark or intellectual property rights to technologies or marks that are important to the technology industry in general or to our business in particular. Intellectual property litigation is very costly, and any judgments against us with respect to intellectual property infringement could have a material adverse impact on our business.

Many of our competitors have significantly larger patent portfolios, which may increase the probability that claims will be asserted against us and decrease our ability to defend such claims.  Under Gateway’s ownership, the Professional Business had significantly more patent licenses than we do and it is possible that the acquisition of the Professional Business will lead to increased intellectual property litigation and claims against us. While we are indemnified by Gateway for prior intellectual property infringement of the Professional Business, we are not indemnified for future any infringement.

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

If we or our suppliers are unable to obtain such licenses, we may be forced to market products without certain desirable technological features. We could also incur substantial costs to redesign these products around other parties’ protected technology.  Because of our liquidity constraints, a significant intellectual property claim or litigation, including a claim or litigation with Adams, (See Item 3 – “Legal Proceedings”), could have a material impact on our ability to maintain the operations of the business.

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

Laws and regulations, including environmental laws, could have a material adverse affect on our business.

Production and marketing of products in certain states may subject us to environmental and other regulations. There is substantial complexity associated with compliance with regulations, and the costs of implementation are not easily quantifiable. Compliance also necessitates reliance on the representations made by suppliers as to material composition.  While we believe such representations are accurate, we could face significant costs and liabilities if the representations prove to be inaccurate. Furthermore, we must rely on our suppliers’ ability to respond to environmental requirements with compliant products and documentation in a timely manner.

Environmental regulations may require us to reengineer our products to utilize components which are more environmentally compatible and such reengineering and component substitution may result in additional costs to us. Although we do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on our financial position or results of operations.

Risks Related to Our Securities

If we are unable to continue our listing on the AMEX, the value of your investment could be reduced.

On October 25, 2007, AMEX notified us that it determined that we resolved our continued listing deficiencies.  AMEX’s determination based on a review by AMEX of publicly available information, including our press release dated October 1, 2007 regarding the acquisition of the Professional Business, our SEC filings, and other correspondence we have provided to the AMEX. Previously, the AMEX issued a notice dated April 13, 2006 that we had failed to satisfy the continued listing standards of Section 1003(a)(iv) of the AMEX Company Guide because we had sustained losses which were so substantial in relation to our overall operations or our existing financial resources, or our financial condition had become so impaired that it appeared questionable, in the opinion of AMEX, as to whether we would be able to continue operations and/or meet our obligations as they mature. The October 25, 2007 notice from the AMEX has indicated that we are subject to provisions of Section 1009(h) of the AMEX Company Guide for a period of twelve months, which provides for the method of evaluation and appropriate action by the AMEX staff should we fall below the continued listing standards during that period. Depending on the circumstances, such action includes truncating procedures related to compliance with the continued listing standards or immediately initiating delisting proceedings.  There can be no assurance that we will be able to continue our listing on the AMEX.  If we are unable to continue our listing on the AMEX, the value of your investment could be reduced.

The inability of the company to timely comply with the Sarbanes-Oxley Act of 2002 for the combined business could adversely impact us.

We are in the process of meeting certain requirements in connection with the implementation of the provisions of the Sarbanes-Oxley Act of 2002 (“SOX”), including in connection with the Professional Business. We anticipate that we will be required to comply with SOX for the Professional Business by the end of 2008. There can be no assurance that we will timely comply with SOX. Our non compliance with SOX in a timely manner could adversely affect our business and negatively impact the value of your investment.

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

Gateway owns a significant percentage of our stock and is able to exercise significant influence over matters subject to shareholder approval.

As part of the consideration for the purchase of the Professional Business, Gateway received an approximate 19.9% equity stake in MPC Corporation. The issuance of these shares to Gateway in connection with the transaction diluted our existing common shareholders, could possibly negatively impact the market value of the common stock, and makes Gateway the largest holder of our common stock.  After consummation of the acquisition, Gateway now has influence over matters requiring shareholder approval, and as such, may approve actions that are adverse to your interests or negatively impact the value of your investment. In addition, all MPC Corporation Series B Preferred Stock issued to Gateway converts to MPC Corporation common stock (i) upon shareholder approval by a majority of the MPC Corporation common shareholders and (ii) at such time as the shares may be converted without causing Gateway’s beneficial ownership of MPC Corporation common stock to exceed 19.9% (the “Series B Automatic Conversion Event”).  Under the Asset Purchase Agreement, Gateway agrees to vote in favor of the Series B Automatic Conversion Event.   In the event shareholder approval is not obtained by October 1, 2008, all outstanding shares of Series B Preferred Stock are to be redeemed by MPC Corporation at 1.5 times the closing price times the number of shares of MPC Corporation common stock into which the Series B Preferred Stock is then convertible.

An active trading market for our securities has not developed and the prices of our securities may be volatile.

An active sustained trading market for our securities has not yet developed. We do not have any analyst coverage of our securities or any commitments to provide research coverage. Our stock price has been volatile since our IPO and the acquisition of MPC Computers in July 2005 that was privately held. The price at which our securities trade is likely to be highly volatile and may fluctuate substantially due to a number of factors including, but not limited to, those discussed in the other risk factors described above and the following:

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

Additional acquisitions we make could result in dilution to our existing shareholders and could be difficult to integrate, which could cause difficulties in managing our business, resulting in a decrease in the value of your investment.

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

ITEM 2.    PROPERTIES

We currently lease the following facilities, which we believe are suitable and adequate, with sufficient production capabilities, for our current business needs:

Location	Use	Approximate Square Footage	Lease Expiration Date
906 E. Karcher Road Nampa, Idaho	Sales, Administration and Manufacturing	340,700	May 31, 2008
Nashville, Tennessee	Manufacturing	94,000	Month to month rent
North Sioux City, South Dakota	Sales and Administration	45,552	September 2012
Waukesha, Wisconsin	Sales	4,712	November 30, 2008
Oakbrook, Illinois	Sales	1,579	January 31, 2008

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We submitted no matters to a vote of our stockholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and warrants to purchase common stock are listed on the AMEX under the symbol MPZ and MPZ.WS, respectively.

The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported by AMEX.

	2007		2006
	High	Low	High	Low
First Quarter	$1.35	$0.60	$6.05	$3.25
Second Quarter	$2.00	$0.60	$4.29	$0.87
Third Quarter	$2.00	$0.70	$2.90	$0.91
Fourth Quarter	$1.00	$0.60	$2.30	$0.91

Holders

The approximate number of holders of record of our common stock on February 29, 2008 was 557.

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

Securities Authorized for Issuance under Equity Compensation Plans

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants, 2001 Equity Incentive Plan and the 2004 Equity Incentive Plan, each of which have been approved by our shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2007:

Equity Compensation Plan Information

December 31, 2007

	(a)	(b)	(c)
		Weighted-	Number of securities
	Number of	average	remaining available for
	securities to be issued	exercise price of	future issuance under
	upon exercise of	outstanding	equity compensation
	outstanding options,	options,	plans (excluding
	warrants,	warrants,	securities reflected in
Plan Category	and rights	and rights	column) (a)

Equity compensation plans approved by shareholders:

2001 Equity Incentive Plan	422,417	$3.35	194,475
2004 Equity Incentive Plan	3,588,016	$1.37	183,503

Equity compensation plans not approved by shareholders	—

Total	4,010,433	$1.58	377,978

Sale of Unregistered Securities

None.

ITEM 6.    SELECTED FINANCIAL DATA

Disclosures under this Item have been excluded pursuant to Item 301(c).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Report and is qualified in its entirety by reference to such financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors included in the risks discussed in “Risk Factors”.

OVERVIEW AND EXECUTIVE SUMMARY

We were formed as HyperSpace Communications, Inc. in 2001 as a Colorado-based company, and completed an initial public offering in October 2004. In July 2005, we acquired MPC Computers, an enterprise IT hardware business providing products and services to customers in mid-sized businesses, government agencies and education organizations.  In January 2007, we changed our name to MPC Corporation.  On October 1, 2007, we purchased, through our wholly-owned subsidiary MPC-Pro, from Gateway and Gateway Technologies, its Professional Division, the portion of the Consumer Direct Division that markets business-related products to target businesses with less than 100 employees, and the portion of the Customer Care & Support department that provides technical services to customers of the Professional and Consumer Direct Divisions (collectively, the “Professional Business”).  This acquisition significantly increased the scale of our business as Gateway’s Professional Business had reported revenue of $895 million in 2006 as compared to our revenue of $285 million in 2006.  We believe that the increased scale will enable us to better compete with our larger competitors including Dell, HP and Lenovo.

As part of the acquisition, we acquired substantially all the employees and assets of the Professional Business.  See Note 3 “Acquisition of Gateway Professional Business” in Notes to Consolidated Financial Statements under Item 8 of this Report on Form 10-K.  We acquired the entire catalog of products and services from the Professional Business as well as a portion of Gateway’s Consumer Direct business.  We now make the complete product line available to both MPC Computers and former Gateway customers.  We also assumed operation of Gateway’s final assembly facility in Nashville, TN. With the completion of the acquisition, we have operations in Idaho, South Dakota and Tennessee. The Professional Business is operated under MPC-Pro.

Under the terms of the transaction, we assumed warranty and other specified obligations of the Professional Business.  Gateway acquired our common stock and Series B Preferred Stock constituting an approximate 19.9% equity interest in us.  In addition, we issued to Gateway a promissory note in the amount of $1.3 million.

While our business has expanded significantly with the acquisition of the Professional Business, on a combined basis both MPC Computers’ revenues and the Professional Business’ revenues have declined in each of the years from 2005 to 2007.  We expect this declining trend in revenue to continue through 2008, driven largely by lower unit volumes and declining prices.

RECENT DEVELOPMENTS

During the transition of the Professional Business IT and manufacturing systems from Gateway to MPC Computers’ existing systems in February, 2008, we experienced material delays in manufacturing and customer deliveries, which we believe will result in lower than expected shipment volumes and revenues in the first quarter of 2008 as compared to the fourth quarter of 2007.  These delays have limited and stopped production at times over approximately a three week period at our Nashville manufacturing facility.  The delays were caused by a number of issues, including but not limited to, inaccurate bills of materials for our manufacturing processes, inadequate inventory procurement, routing problems which resulted in parts shortages, and order entry errors by our newest sales professionals from the Professional Business that caused some orders to be delayed in getting to our manufacturing floor.  Prior to the transition, we moved the manufacture of portable personal computers that had historically been manufactured in China to our Nashville facility, causing the transition-related issues we encountered to have a more pronounced effect on our operations.  During the transition, we also experienced system issues and part delivery delays in our customer service and support area, causing some replacement parts to not reach our customers in a timely manner.  As a result, it is probable that we will not retain all of the

Professional Business customers.  Our inability to retain customers of the Professional Business will likely result in lower than anticipated revenues for the combined company. The Professional Business customers may choose to buy products from our competitors rather than us if they perceive that our competitors provide better delivery times, higher quality, better service, greater financial strength or other factors.

Our liquidity is highly dependent upon our sales and the advance of cash to us by Wells Fargo on the accounts receivable from those sales. The delays in our manufacturing during the transition have significantly impacted our shipments and sales to our customers.  As a result, the advance of cash from Wells Fargo has significantly declined during the transition, requiring us to fund a significant portion of our operations from our limited existing cash reserves. Delays in our manufacturing or service and support fulfillment have caused us to prepay for production and service parts at times, or pay to have parts expedited to our plants and depots to alleviate these shortages.  We also have had some delays in payments to certain vendors which may impact our ability to obtain or maintain vender credit.  To the extent we are unable to purchase parts and components on a timely basis in the future, we may lose orders in backlog and related customers, which could have an adverse and materially negative effect on sales and liquidity.

On April 14, 2008, we entered into a Manufacturing Services Agreement (the “MSA”) and a Bill of Sale and Transfer Agreement (the “Bill of Sale Agreement”) with Flextronics Computing Sales and Marketing Ltd. (“Flextronics”).  Under the MSA, Flextronics will perform procurement, manufacturing, assembly and testing for MPC Corporation at the Flextronics manufacturing facility in Juarez, Mexico.  Transition of operations from our Nashville, Tennessee manufacturing facilities to Juarez is expected to be completed by December 31, 2008 (the “Move Completion Date”).  The MSA provides for Flextronics to achieve certain cost reduction targets, during the first twelve months following the Move Completion Date that are expected to provide substantial cost savings to MPC Corporation.  In addition, on a one-time basis, Flextronics will purchase substantially all of our materials and inventory in Nashville.  Under the Bill of Sale Agreement, Flextronics will purchase manufacturing equipment for $1 million, subject to MPC Corporation’s possible retention of the manufacture of a computing platform.  Further information regarding the MSA and the Bill of Sale will be provided in a current report on Form 8-K to be filed no later than April 18, 2008.

Current Business

Our primary business is providing PC-based products and services to mid-sized businesses, government agencies and education organizations.  We use a build-to-order manufacturing process and a direct sales model that we believe is an efficient means to provide customized computing solutions to our customers. We manufacture and market ClientPro® desktop PCs, TransPort® notebook PCs, NetFRAME® servers and DataFRAME™ storage products.  In addition, we manufacture and market the “E-series” of desktops, notebooks, servers and storage products under a one-year limited license agreement with Gateway. We also provide hardware-related support services such as installation, technical support, parts replacement, and recycling. We believe that the quality of our service and support differentiates us from our competitors. In addition to PCs, servers, and storage products, we also fulfill our customers’ requirements for third party products produced by other vendors, including peripherals and software.

Strategic Plans and Other Initiatives

With the purchase of the Professional Business we have expanded our enterprise IT hardware business of providing products and services to customers in mid-sized businesses, government agencies and education organizations.  This acquisition has expanded our business in the education and state/local government markets in particular, resulting in a more balanced product mix that is less reliant on the federal government business.  The acquisition has also expanded our product line, including a more competitive line of notebook PCs and convertible tablet PCs.  To successfully combine our existing operations with the newly acquired Professional Business, we have set forth the following key initiatives:

•                  Successfully integrate the new Professional Business with our existing operations, including:

•                  Effectively combining the management teams from both organizations;

•                  Transferring the financial, human resource, procurement, and other data from the Professional Business systems to our IT Systems;

•                  Consolidating our product lines and continue ongoing research and development activities;

•                  Integrating our customer care and support functions;

•                  Integrating our administrative and financial functions, including the combining of our various licensing and royalty functions;

•                  Satisfy and retain Professional Business customers;

•                  Carefully manage our liquidity to maximize our use of funds;

•                  Focus on supplier relationships, reduce procurement costs due to our larger scale, and improve the utilization of vendor credit;

•                  Utilize the Gateway brand name until our license to use the name expires in September 2008, while enhancing the MPC Computers  brand name in our various markets; and

•                  Institute lower cost operating methodologies and practices in our overall operations.

In addition to integrating and maximizing the return from our acquisition of the Professional Business, we continue to focus on the following:

•                  Gross margin improvement initiatives, including the reduction of product returns, freight costs, manufacturing costs, and costs associated with customer evaluation units;

•                  Increasing the liquidity in our business and improving our financial position;

•                  Continuing to make our operations more cost efficient;

•                  Seeking ways to sell and distribute our products more effectively;

•                  Penetrating segments of the U.S. federal government where we have historically not made significant sales;

•                  Continuing to focus on higher margin business such as servers and storage devices; and

•                  Working with our vendors to maintain current credit terms and obtain further credit extensions or larger lines of credit.

We cannot give assurance that these initiatives will achieve the intended results.  Our failure to achieve these initiatives and others could have a material adverse effect on our business and financial condition.

RESULTS OF OPERATIONS

(In millions)

	Year Ended
	December 31
	2007 (1)	2006	% Change

Revenue	$364.9	$285.0	28.0%

Cost of revenue	316.9	256.1	23.7%

Gross margin	48.0	28.9	66.1%
Gross margin %	13.2%	10.1%

Operating expenses
Research and development expense	2.5	3.4	-26.5%
Selling, general and administrative expense	55.2	40.3	37.0%
Depreciation and amortization	4.6	4.7	-2.1%
Impairment of acquired intangibles	—	19.5	—
Total operating expenses	62.3	67.9	-8.2%
Operating expenses as a % of revenue	17.1%	23.8%

Operating loss	(14.3)	(39.0)	-63.3%
Operating loss as a % of revenue	-3.9%	-13.7%

Other (income) expense
Interest expense, net	5.6	5.3
Gain on vendor settlements	(0.5)	(2.2)
Change in estimated fair value of derivative financial instruments	(7.9)	4.3
Loss on debt extinguishment	—	10.5
Merger related stock compensation expense	—	1.2
Total other (income) expense	(2.8)	19.1

Net loss before cumulative effect of a change in accounting principle	(11.5)	(58.1)

Cumulative effect of a change in accounting principle	—	0.6

Net loss	$(11.5)	$(58.7)

(1)          The results of the Professional Business have been consolidated effective October 1, 2007, the date the acquisition by MPC Corporation became effective, and therefore the results of the Professional Business are not included for periods prior to October 1, 2007.

FISCAL 2007 COMPARED TO FISCAL 2006

Revenues

Revenue for the year ended December 31, 2007 was $364.9 million, an increase of $79.9 million or 28.0% compared to 2006.  The increase was due to additional revenue of $124.1 million from the results of operations of the Professional Business since the October 1, 2007, the date of our acquisition of the Professional Business.  The increase in revenue for 2007 was partially offset by a decline in revenue by MPC Computers of $44.2 million due to lower sales to our commercial, state/local government, and education customers.  Due to our cash constraints in the second half of 2006, many of these customers’ orders were delayed and they therefore placed fewer orders with us during 2007.  Lower revenues from MPC Computers’ commercial, state/local government, and education customers were partially offset by higher revenues from federal government customers.

Revenue from MPC Computers has declined from 2005 to 2007.  Revenue from the Professional Business has also been declining from 2005 to 2007.  While we have recently experienced moderate increases in sales to federal government customers, it is not certain this improvement in federal government sales will continue or whether sales to commercial, state/local government and education customers will decline further.  Economies of scale play an important role in the PC industry.  Our major competitors have significantly larger operations and stronger brand recognition than we do, and generally have stronger financial positions.  We believe that our acquisition of the Professional Business will help us to address our disadvantages in economies of scale, but there can be no assurance that our downward revenue trend will be reversed.  Based on current trends, revenue for the combined business will be lower in 2008 than 2007 on a pro forma basis.

Gross Margin

Our gross margin as a percent of revenue for the year ended December 31, 2007 was 13.2% as compared to 10.1% for 2006. The improvement in gross margin is due principally to sales of higher margin products, coupled with lower costs for certain raw materials purchased during the year.  The increase in gross margin has also resulted from amortization of higher levels of deferred revenues related to 4-year and 5-year warranties which are now expiring.  As a result, during 2007, we recognized a greater amount of the deferred revenue associated with extended warranty services than in previous periods, which had a favorable impact on our gross margin percentage.  In addition, gross margin for the Professional Business during the fourth quarter of 2007 was slightly higher than that of MPC Computers during the year ended December 31, 2007, which improved the overall gross margin for 2007.

Research and Development Expense

Research and development expense for the year ended December 31, 2007 totaled $2.5 million, a decline of $0.9 million or 26.5% from the same period in 2006.  We have curtailed our research and development activities on commodity products such as desktops and notebooks while focusing on products such as servers and storage products. With the acquisition of the Professional Business, we anticipate a moderate increase in research and development activities in future periods.

Selling, General and Administrative Expense (SG&A)

For the year ended December 31, 2007, SG&A expenses were $55.2 million, an increase of $14.9 million or 37.0% from the same period in 2006.  The increase was due to additional SG&A expense from the operations of the Professional Business totaling of $16.8 million, which included $5.3 million incurred under a Transition Services Agreement with Gateway. Services under the Transition Services Agreement were substantially completed in February 2008. The increase in SG&A was partially offset by a $1.9 million decline in expense, primarily resulting from ongoing cost reduction efforts and reduced commissions due to decreased sales.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of purchased fixed assets and the non-cash amortization of acquired intangibles from our acquisition of MPC Computers in July 2005 and the Professional Business in October 2007. For the year ended December 31, 2007, depreciation and amortization expense was $4.6 million, a $0.1 million decrease from the comparable period in 2006, which amount included a decrease of $1.7 million for MPC Computers primarily due to the $19.5 million impairment of acquired intangibles during the second quarter of 2006.  The impairment resulted in a lower remaining balance of acquired intangibles and therefore a reduction of future amortization expense.  The decline in depreciation and amortization was essentially offset by an increase in depreciation and amortization expense of $1.6 million from the Professional Business.

Impairment of Acquired Intangibles

In 2006, we were challenged by difficult market trends such as declining average selling prices and declining margins. Our financial projections in June 2006 were updated to reflect such trends. Based on the updated projections at that time, we determined that acquired intangibles relating to customer relationships that arose at the time of the acquisition of MPC Computers had been impaired primarily due to the future expected declines in revenue to federal government customers and other customers. We recognized a non-cash impairment charge of $19.5 million for the year 2006. For the year 2007, we had no further indication of impairment of our acquired intangibles.

Interest Expense, Net

Interest expense for the year ended December 31, 2007 was $5.6 million, an increase of $0.3 million from the same period in 2006, principally from larger borrowings on the Wells Fargo Receivables Advance Facility.

Gain on Vendor Settlements

We entered into settlement agreements with certain vendors whereby we made cash payments at less than the full amounts due to settle the accounts. For the year ended December 31, 2007, the gain on vendor settlements totaled $0.5 million compared to $2.2 million in 2006.

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

These convertible debentures and warrants are derivative financial instruments that are carried at fair value as derivative liabilities. See Note 9 – “Derivative Warrant Liabilities and Convertible Debentures” in Notes to Consolidated Financial Statements in Item 8 of this Report for more information regarding these financial instruments. During the year ended December 31, 2007, we recognized non-cash income of $7.9 million, primarily related to a decline in the fair value of these derivative financial instruments as a result of a decrease in the market price of our stock during 2007.  For the year ended December 31, 2006, we recognized expense of $4.3 million related to the initial recognition and subsequent changes in the fair value of these derivative financial instruments.

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

During the year ended December 31, 2007, we issued 15,113,913 shares of common stock and 626,546 shares of Series A Preferred Stock upon conversion of $13.4 million in face value of convertible debentures plus accrued interest and penalties and the exercise of 7,545,352 million warrants.  We anticipate that the conversion of the debentures and the exercise of the warrants will reduce the impact of changes in the estimated fair value of remaining derivative financial instruments on our results of operations in future periods.

Loss on Extinguishment of Debt

For the year 2006, we recognized a loss of $10.5 million related to the extinguishment of the Bridge Loan as part of the September 6, 2006 financing. The loss was due to the fair value of the consideration received by the investors in exchange for the rollover of the Bridge Loan into the New Convertible Debentures and Warrants. The loss on extinguishment had no effect on our cash flow.  We had no such transaction in 2007.

Merger Related Stock Compensation

Merger related stock compensation expense for the year ended December 31, 2006 was $1.2 million related to the restricted stock units that had been issued to several MPC Computers officers and certain key employees in connection with our acquisition of MPC Computers.  All related restricted stock units were fully vested in 2006; therefore no such merger related compensation expense was incurred in 2007.

Cumulative Effect of a Change in Accounting Principle

Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  In December 2006, FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2 (“EITF 00-19-2”), Accounting for Registration Payment Arrangements, which changed the way that a contingent obligation under a registration payment arrangement was recorded. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability under the method described in EITF 00-19, the liability is fair valued each reporting period with the changes recorded through earnings in the consolidated statements of operations. Under the new guidance provided in EITF 00-19-2 the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. We adopted EITF 00-19-2 effective October 1, 2006.

Upon adoption of EITF 00-19-2, the outstanding warrant liability balance subject to the provisions of EITF 00-19-2 was $1.3 million. Transition to the provisions of EITF 00-19-2 resulted in a cumulative effect of a change in accounting principle loss of $0.6 million and an adjustment to additional paid in capital of $1.9 million. The measurement of the contingent liability related to registration payment arrangements as of December 31, 2006 was nil under the provisions of FASB 5.

Income taxes

We make no provision for income taxes because, since inception, we have not been profitable. We have a net operating loss carry-forward available to offset future federal and state income tax expenses to an amount that approximates our accumulated deficits. Our net operating loss carry-forward will expire in varying amounts from 2022 to 2027. The utilization of the net operating loss carry-forward as an offset to future taxable income is subject to the limitations under U.S. federal income tax laws. One such limitation is imposed where there is a greater than 50% change in ownership of our company.

LIQUIDITY AND CAPITAL RESOURCES

We have two principal sources of liquidity:  (i) existing cash and cash equivalents and (ii) our Wells Fargo Receivables Advance Facility.  As of December 31, 2007, we had unrestricted cash and cash equivalents of $9.0 million and an additional $9.8 million of restricted cash consisting of $3.5 million held as collateral under our receivables advance facility and $6.3 million held as collateral for outstanding letters of credit.

We face significant constraints with respect to our liquidity and working capital that have materially impacted our business and may to continue to impact our business.  As of December 31, 2007, we had current assets of $178.8 million and current liabilities (exclusive of deferred revenue which is not yet earned) totaling $183.6 million. At December 31, 2007 our shareholder’s equity was nil. Our operations have not generated positive annual cash flows since our initial public offering in 2004.

Background

Since the acquisition, we have had insufficient revenues and gross margins to sustain our operations, incurred ongoing operating losses and interest expense on our debt, and have expended cash to support financing initiatives.

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

Because our liquidity has been constrained, we have managed our cash position by extending payments to suppliers, some of whom have placed us on credit hold, reduced credit lines or placed us on a pre-pay position for their products. On many occasions this has delayed delivery of components to our manufacturing facility until payments were made. We have also received notices of default, threatened litigation and litigation from numerous suppliers, but have generally cured the defaults or settled the amount owed or otherwise managed the supplier relationship.

During the quarters ended June 30, 2006 and September 30, 2006, delivery and credit issues with suppliers increased compared to prior periods because of late payments, but were alleviated to a limited extent later in our fourth quarter when we replaced our Wachovia Credit Facility with the Wells Fargo Receivables Advance Facility on November 16, 2006. Initially, the Receivables Advance Facility provided approximately $13 million in availability over the Wachovia Credit Facility. In February 2007, we amended the Receivables Advance Facility to obtain additional temporary liquidity as needed subject to the terms of the amendment.

Financing under the Receivables Advance Facility is dependent upon our sales volume and related receivables to assign to Wells Fargo. Historically, our sales volume has been lower during the first two quarters of the year and increases during the third and fourth quarters due to the federal-buying season.  Additionally, the Professional Business transition issues discussed above have impeded our sales to Professional Business customers.  Periods of lower revenue volume and lower related receivables reduce our assignment of receivables, borrowing capacity, and our ability to cover our operating expenses.

Liquidity

(In millions)

	Year Ended
	December 31,
	2007	2006
Cash and cash equivalents	$9.0	$4.8
Restricted cash	9.8	4.6
Total	$18.8	$9.4

Cash Flow Activity

(In millions)

	Year Ended
	December 31,
	2007	2006
Net cash provided (used) by:
Operating activities	$(18.7)	$(22.3)
Investing activities	(2.6)	(0.1)
Financing activities	25.5	23.3
Increase (decrease) in cash	$4.2	$0.9

•      Operating Activities

During the year ended December 31, 2007, we used $18.7 million in operating activities consisting of a net loss of $10.4 million as adjusted for $1.1 million of non-cash items.  The non-cash items included depreciation and amortization expense, income from the decrease in the fair value of derivative financial instruments, and other non-cash items.  In addition, operating activities used $8.4 million from an increase in working capital.  During the first three quarters of 2007, our working capital decreased $15.3 million primarily from a decline in accounts receivable resulting from collections in receivables and a decline in revenue. During the fourth quarter, our working capital increased $23.7 million principally from anticipated increases in accounts receivable and payables related to our initial operations of the Professional Business.  We believe working capital levels related to the Professional Business have stabilized since the October 1, 2007 acquisition date and do not expect future significant increases in working capital related to the initial operations of the Professional Business.  However, we do expect overall working capital to fluctuate in future periods due to the normal seasonality of our sales and production.

During the year ended December 31, 2006, we used $22.3 million in operating activities consisting of a net loss of $16.2 million as adjusted for $42.5 million of non-cash items including: depreciation and amortization expense, impairment of intangible assets, loss on extinguishment of debt, expense from the increase in fair value of derivative financial instruments, gain of vendor settlements, merger related stock compensation, and other non-cash items. In addition, operating activities used $6.1 million from an increase in working capital, primarily from a decrease in accounts payable and deferred revenue offset by a decrease in prepaid maintenance and warranties.

•      Investing Activities

During the year ended December 31, 2007, investing activities used $1.3 million for purchases of equipment, and $1.2 million for accounting, consulting and advisory costs related to the acquisition of the Professional Business from Gateway.  Our non-cash consideration paid to Gateway included the issuance of 5,602,454 shares of MPC Corporation common stock and 249,171 shares of MPC Corporation Series B Preferred Stock valued at $7.1 million and $6.3 million, respectively.  In addition, we issued a $1.3 million note payable to Gateway.  See Note 3 “Acquisition of Gateway Professional Business,” in Notes to Consolidated Financial Statements in Item 8 of this Report.

We had no significant investing activities during the year ended December 31, 2006.

•      Financing Activities

During the year ended December 31, 2007, financing activities provided $25.5 million. We received $25.1 million in net borrowings under the Wells Fargo Receivables Advance Facility which was expanded in October 2007 to include advances to us from the receivables of the Professional Business. We also received $8.3 million from the exercise of 7,545,352 warrants to purchase our common stock with an exercise price of $1.10 in connection with the acquisition of the Professional Business.  Our restricted cash increased $5.3 million from cash used to collateralize letters of credit and the Wells Fargo Receivables Advance Facility.  In addition, we made payments of $2.7 million on notes payable during 2007.

During the year ended December 31, 2006, financing activities provided net cash of $23.3 million.  During the year, we received $34.2 million from the initial funding and subsequent net borrowings under the Wells Fargo Receivables Advance Facility as we replaced our prior line with Wachovia Capital Finance Corporation (Western) (“Wachovia”). In addition, we received $13.8 million from the sale of convertible debentures under the Bridge Loan in April 2006 and the September 2006 financings.  We also received $3.1 million from the exercise of warrants.  We used $22.6 million for repayments on and extinguishment of our prior line of credit with Wachovia. Our restricted cash increased $4.6 million from cash used to collateralize letters of credit and the Wells Fargo Receivable Advance Facility.

Liquidity and cash flows for 2008

Although we have raised additional funds in connection with the acquisition of the Professional Business through the exercise of warrants and the expansion of our facility with Wells Fargo, a significant portion was used for working capital requirements from the initial operations of the Professional Business during the fourth quarter of 2007.  As previously discussed under “Recent Developments” of this Item, during the transition of the Professional Business IT and manufacturing systems from Gateway to MPC Computers’ existing systems in February, 2008, we experienced material delays in manufacturing and customer deliveries, which we believe will result in lower than expected shipment volumes and revenues in the first quarter of 2008 as compared to the fourth quarter of 2007. These issues have materially impacted our liquidity. We are currently seeking to expand credit lines with many of our current vendors, and to obtain credit lines from vendors with whom we have not previously done business as a means to continue to fund our operations in the near term. Certain of these vendors have required letters of credit to secure credit lines.  We are currently negotiating with other vendors, and anticipate providing additional letters of credit or other forms of credit enhancement to secure credit lines with certain vendors.  In April 2008, we entered into the Flextronics agreement and anticipate an increase in liquidity from the sale of our inventory and an increase to our credit line.  Continuing to provide letters of credit or other credit enhancement to vendors constrains our liquidity as we are required to cash collateralize the letters of credit or otherwise incur costs to provide credit enhancement and there can be no assurance that we will be successful in obtaining sufficient vendor credit in the future.  Any inability to maintain adequate liquidity in the future or inability to integrate our IT systems on a timely basis may do significant harm to vendor relationships, and could cause us to experience credit holds, require that we pre-pay for products, and/or cause supplier to refuse to deliver components or terminate supply arrangements, any of which could have a material adverse effect on our financial condition and results of operations.

Other specific issues which are relevant to understanding 2008 cash flows include:

•      Financing activities

We expect to fully utilize available financing under our Wells Fargo Receivables Advance Facility to the extent possible in 2008.  In connection with the Professional Business transition issues in the first quarter of 2008, we encountered liquidity issues requiring additional financing.  We amended our Intercreditor Agreement to temporarily remove restrictions on our Receivables Advance Facility. The restrictions were previously reserved for payment of amounts due to Gateway, and provided approximately $15 million in funding from the Receivables Advance Facility.  In addition, on April 1, 2008, Wells Fargo provided an advance to MPC-Pro in the amount of $3.5 million (the “MPC-Pro Advance”). The MPC-Pro Advance is to be repaid by May 31, 2008, and is in addition to other amounts provided to us by Wells Fargo under the terms of our Account Purchase Agreement. We also amended the Transition Services Agreement with Gateway to extend the payments due on the payable to Gateway through May, 2008.

Our sales are seasonal and typically increase during our second, third and fourth quarters.  We anticipate the increase in sales will require additional working capital which we will obtain through Temporary Advances under the Receivables Advance Facility allowing us to borrow up to approximately 98% of our purchased accounts.   The Temporary Advances are of limited duration which may require us to seek other sources of cash.  We are looking at opportunities to leverage idle assets, such as certain types of inventory and machinery and equipment and expand or enhance vendor credit where possible. We launched initiatives to further improve our margins beginning in January 2008. We are focusing on material costs, returns, freight costs, manufacturing productivity and costs as areas of opportunity to improve our gross margin and operating margin, including through our recent agreement signed with Flextronics in April 2008. We continue to be active in cost management and constantly seek ways to run our business more cost effectively.

We do not anticipate proceeds from the exercise of warrants, unless there is a significant increase in the market price of our common stock.  We expect some conversions of our Series A Preferred Stock and all of our Series B Preferred Stock to MPC Common Stock during 2008 upon shareholder approval.  The conversions have no cash flow impact.

•      Capital expenditures

Historically, we have not had material capital expenditures and do not currently anticipate significant capital expenditures in 2008.

•      Income taxes

From our inception through December 31, 2007, we have generated losses for both financial reporting and tax purposes. As a result, for income tax return, we may utilize approximately $36.9 million of net operating loss carryforwards, which begin to expire in 2022 and are available as late as 2027.  We believe these net operating loss carryforwards are subject to an annual limitation on their use of $967 thousand pursuant to IRC Section 382.  However, we have not yet completed our analysis of additional limitations, if any, resulting from the acquisition of the Professional Business and the conversion of debentures and exercise of warrants in 2007.  For the year ended December 31, 2008, in addition to our loss carryforward limitation, taxable income may be reduced by all losses incurred in 2007 after the October 1, 2007 acquisition of the Professional Business.

We may need to raise a significant amount of additional funds to satisfy vendor payment obligations and fund our business if we do not generate sufficient cash flows from operations and losses continue. There can be no assurance that we will be able to secure additional sources of financing on terms acceptable to us or at all. Even if we do obtain additional funding, the amount of such funding may not be sufficient to fully address all of our liquidity constraints. Continuing liquidity constraints could negatively and materially impact our business and results of operations.

Capital Resources

Wells Fargo Receivables Advance Facility

On November 16, 2006, we entered into an agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) for an accounts receivable assignment and advance facility (“Receivables Advance Facility”) that replaced our prior line of credit with Wachovia Capital Finance Corporation (Western).  Under the new facility, as amended in February 2007, we may assign to Wells Fargo, and Wells Fargo may purchase from us, Accounts (as defined in the Receivables Advance Facility). Wells Fargo will advance 90% of the value of the purchased Accounts. Wells Fargo may adjust the advancement percentage at any time in its commercially reasonable discretion upon prior notice to us.  Wells Fargo will advance an additional 7.5% of the face amount of currently outstanding Accounts assigned to Wells Fargo, provided that the total advance does not exceed 97.5% of the face amount of any Account (the “Temporary Advance”), and increase the advance rate on new Accounts assigned to Wells Fargo to 98% of the amount of the Accounts for a period of eight weeks (the “Special Facility Period”). We must repay the difference between the Advance and the Temporary Advance within four weeks after termination of the Special Facility Period. Failure to repay amounts advanced under the Special Facility would constitute an event of default under the Agreements. At any time when the Temporary Advance has been paid in full for a minimum of 60 days, we may request that the Special Facility be reinstated for another eight week period with repayment to be made within four weeks.

On October 1, 2007, MPC-Pro and Gateway Companies Inc (“GCI”) (which was acquired by MPC-Pro in connection with the acquisition of the Professional Business), each entered into an Account Purchase Agreement with Wells Fargo.  Under these agreements, MPC-Pro and GCI may assign to Wells Fargo, and Wells Fargo may purchase from MPC-Pro and GCI, Accounts (as defined in the Agreements). Wells Fargo will advance to MPC-Pro and GCI 90% of the value of the purchased Accounts. Wells Fargo may adjust the advancement percentage at any time in its commercially reasonable discretion upon prior notice to MPC-Pro and GCI.  In addition, MPC-Pro, Gateway, GCI, and Wells Fargo entered into an Intercreditor Agreement (the “Intercreditor Agreement”). The Intercreditor Agreement provides Gateway with a junior security interest in accounts receivable generated on or after the October 1, 2007 acquisition of the Professional Business, inventory, and all other property of MPC-Pro and GCI as specified in the agreement to secure the payment of obligations owing to Gateway under the Transition Services Agreement (the “TSA Obligations”). Wells Fargo and MPC-Pro agreed to set aside certain accounts receivable for the payment of the TSA Obligations (the “Gateway Blocked Accounts”).  On March 27, 2008 the Intercreditor Agreement was amended to provide that there will be Gateway Blocked Accounts in up to the following amounts: (i) there will be no Gateway Blocked Accounts through April 17, 2008; (ii) on or after April 18, 2008, a face amount equal to the obligations owing to Gateway under the Transition Agreement for the applicable week (the “Gateway Weekly Payoff Amounts”) minus $10.0 million; and (iii) on or after May 27, 2008, a face amount equal to the Gateway Weekly Payoff Amounts for the applicable week minus $5.0 million. The amendment also provides that, if, after June 30, 2008, there is a remaining positive balance of the Gateway Weekly Payoff Amounts, Gateway may provide a statement to MPC-Pro indicating the positive balance, and Wells Fargo will hold but not purchase Gateway Blocked Accounts submitted to it by MPC-Pro and GCI in a face amount equal to the remaining positive balance. See Note 3 “Acquisition of Gateway Professional Business-Transition Services Agreement,” in Notes to Consolidated Financial Statements in Item 8 of this report.

We will pay fees equal to the Wells Fargo Prime Rate (as defined in the Receivables Advance Facility), plus 0.75% per annum (the “Wells Fargo Discount”) multiplied by the total amount of Accounts purchased and not yet paid by our customers, computed daily. The effective rate at December 31, 2007 was 8%. The minimum monthly fee to be paid in aggregate by MPC Computers affiliates to Wells Fargo is determined by multiplying the Wells Fargo Discount, by $2.5 million.

Wells Fargo has the right to require that we re-purchase the Accounts in the event our customer does not pay the receivable within a timeframe specified under the Receivables Advance Facility, if a material customer dispute arises or in the event of a default under the Receivables Advance Facility. The Receivables Advance Facility is subject to customary default provisions. Wells Fargo has discretion under the Receivables Advance Facility as to the Accounts purchased and the percentage advanced after submission of the Account for approval. Wells Fargo is not obligated to buy any Account from us that Wells Fargo does not deem acceptable in its sole discretion. There is no minimum amount of Accounts to be purchased by Wells Fargo under the Receivables Advance Facility. The facility is secured by substantially all of our assets. The Receivables Advance Facility is for a term of three (3) years terminating November 14, 2009. Early termination fees apply if the Receivables Advance Facility is terminated before the end of its term.  The Receivables Advance Facility also provides for a $3.5 million collateral account for the benefit of Wells Fargo for repayment of any obligations arising under the Receivables Advance Facility

On April 1, 2008, Wells Fargo provided an advance to MPC-Pro in the amount of $3.5 million (the “MPC-Pro Advance”). The MPC-Pro Advance is to be repaid by May 31, 2008, and is in addition to other amounts provided to us by Wells Fargo under the terms of our Account Purchase Agreements with Wells Fargo. We agreed to pay to Wells Fargo an advance fee in the amount of $15 thousand for the MPC-Pro Advance. Interest on the MPC-Pro Advance will be at Wells Fargo Prime Rate plus 1.25%.

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

Both the debentures and the warrants contain provisions limiting conversion and exercise, or issuance of shares in lieu of interest, as the case may be, in the event that the holder’s beneficial ownership of our common stock would exceed 9.99%.  We concurrently entered into a registration rights agreement with the investors that required us to register all of the common stock issued and underlying the securities sold to investors. The registration rights agreement contains customary indemnification and contribution provisions. We filed the registration statement with the SEC on November 8, 2006 and it was declared effective on June 28, 2007. Not all of the common stock underlying the debentures and warrants were registered under the registration statement due to blocker provisions imposed by certain investors on their registerable shares and from a reduction in the number of shares as required by the SEC. We believe we have substantially fulfilled our obligation under the registration rights agreement and will register the remaining unregistered shares when the blocker provisions are waived by the investors and when allowed by the SEC.

On March 5, 2007, we obtained amendments and waivers to the registration rights agreement and the debentures. Pursuant to a letter agreement, the majority of the investors, including Crestview Capital Master, LLC and Toibb Investment LLC agreed to waive the penalty provisions for not yet having an effective registration statement, and to extend the dates for filing a registration statement and all related deadlines, including the date by which the initial registration statement must be declared effective by the SEC, by 120 days. The investors in this offering also agreed that no Event of Default is presently deemed to have occurred under the debentures. The 120-day extension period lapsed, and the registration statement was not declared effective until June 28, 2007. For the year ended December 31, 2007, we incurred liquidated damages of $346 thousand under the registration rights agreement related to the delay in the effectiveness of our registration statement.

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

During the year ended December 31, 2007, we issued 8,798,986 shares of common stock and 626,546 shares of Series A Preferred Stock upon conversion of $9.8 million face value of New Convertible Debentures plus accrued interest and penalties and the exercise of 6,652,227 warrants.  See “Series A Preferred Stock” further in this Management Discussion and Analysis.

September 29, 2006 Financing

On September 29, 2006 we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we agreed to sell convertible debentures for an aggregate of $4.9 million. The majority of the transaction closed October 4, 2006.  The investors also received an aggregate of 2,468,125 warrants to purchase our common stock. The debentures become convertible into shares of common stock at a conversion price of $0.75 per share. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrue interest at 8% per annum after shareholder approval was obtained in December 2006 and the aggregate principal amount becomes due and payable September 29, 2009. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

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

We did not obtain any amendments or waivers from these investors and as a result, as of February 1, 2007 we began incurring liquidated damages under the registration rights agreement at the rate of 1.5% of the aggregate amount invested per month until the registration statement was declared effective on June 28, 2007. These liquidated damages must be paid in cash, and they accrue interest at a rate of 18% per annum. We notified the investors that we are unable to pay the interest and will accrue the interest if unpaid to their account. There is no assurance that they will allow us to defer payment of the liquidated damages. We accrued $383 thousand in liquidated damages under the registration rights agreement during the year ended December 31, 2007.  Since we have not paid all of the interest or penalties due under the debentures or the registration rights agreement, a holder could declare the debentures to be in default and accelerate the debt due under the debentures.  If this were to happen, the debentures would accrue interest at the rate of 22% per annum. We may be required to pay interest or other required payments in cash rather than stock and could be forced to use our limited cash to redeem all or a portion of the outstanding debentures.

In connection with this financing, we issued 499,867 warrants with a 5-year term to the placement agent to purchase our common stock for $1.10 per share.

During the year ended December 31, 2007, we issued 6,314,927 shares of common stock upon conversion of $3.6 million in face value of debentures from the September 29, 2006 Financing plus accrued interest and penalties and the exercise of 893,125 warrants.

Series A Preferred Stock

As a condition to close under the Asset Purchase Agreement for the acquisition of the Professional Business, we were required to have raised at least $9.0 million in additional cash and cash equivalents through the conversion of outstanding convertible securities, the exercise of warrants or the sale of additional equity securities, as measured relative to our cash and cash equivalents as of the September 4, 2007 date of the Asset Purchase Agreement.  This condition was modified to raising at least $8.0 million under a Letter Agreement dated October 1, 2007 (the “Letter Agreement”) among the parties to the Asset Purchase Agreement.  In satisfaction of this condition, on October 1, 2007 we raised $8.3 million from the exercise for cash of $1.10 warrants issued in connection with two private placement financings in September 2006 that included the issuance of convertible debentures.

In connection with the obligation under the Letter Agreement, two MPC Corporation investors, Crestview Capital Master LLC (“Crestview”) and Toibb Investment LLC (“Toibb”), intended to exercise their warrants and convertible debentures, but because of their large holdings, their beneficial ownership of our common stock, as defined in Rule 13d-3 as promulgated under the Securities Exchange Act of 1934, as amended, could have exceeded 9.99%.  As such, on October 1, 2007, we entered into an Amendment No. 1 to Convertible Debenture with each of Crestview and Toibb (the “Debenture Amendments”), pursuant to which their respective Convertible Debentures due on September 6, 2009 were amended such that the debentures were convertible into shares of Series A Preferred Stock.  Additionally, MPC Corporation and both Crestview and Toibb agreed that, upon the exercise of their warrants prior to the Closing, we would issue (i) common stock only to the extent that their beneficial ownership reaches 9.99% and (ii) the number of shares of MPC Corporation Series A Preferred Stock that will convert into a number of shares of MPC Corporation common stock equal to the difference between the number of shares of common stock such holder would receive if all of such holder’s warrants were exercised for our common stock and the number of shares of our common stock such holder actually received in order to avoid exceeding 9.99% beneficial ownership. Additionally, on October 1, 2007, we entered into an amendment to the Registration Rights Agreement dated as of September 6, 2006 with Crestview and Toibb such that the registration and other rights applicable to shares of common stock issuable upon conversion of the their debentures apply equally to the shares of common stock issuable on conversion of the Series A Preferred Stock issued pursuant to the Debenture Amendments.

In conjunction with the exercise of the $1.10 warrants and our obligations under the Letter Agreement, on October 1, 2007, 7,545,352 warrants were exercised, $12.1 million in face value of convertible debentures were converted plus accrued interest and penalties thereon, and we issued 12,912,166 shares of MPC Corporation common stock and 626,546 shares of MPC Corporation Series A Preferred Stock. The MPC Corporation Series A Preferred Stock is convertible into 12,530,925 shares of MPC Corporation common stock.  The MPC Corporation Series A Preferred Stock is participating, non-voting, and has a liquidation preference equal to $.00000001 per share. Each share of MPC Corporation Series A Preferred Stock will automatically convert to MPC Corporation common stock at such time the conversion would not cause the beneficial ownership to exceed 9.99% beneficial ownership.

Series B Preferred Stock

In connection with the acquisition of the Professional Business, we issued 5,602,454 shares of MPC Corporation common stock totaling approximately 19.9% of our outstanding common stock as of the Closing Date, and 249,171 shares of MPC Corporation Series B Preferred Stock convertible into 4,983,416 shares of our common stock. All MPC Corporation Series B Preferred Stock issued to Gateway converts to MPC Corporation common stock upon shareholder approval by a majority of the MPC Corporation common shareholders (the “Series B Automatic Conversion Event”). Pursuant to the Asset Purchase Agreement, Gateway shall vote in favor of the Series B Automatic Conversion Event. In the event the Series B Automatic Conversion Event does not occur within one year from the Closing Date, all outstanding shares of Series B Preferred Stock shares are to be redeemed by us at 1.5 times the closing price times the number of shares of common stock into which the Series B Preferred Stock is then convertible. The MPC Corporation Series B Preferred Stock is participating, non-voting, and has a liquidation preference equal to $.00000001 per share.

On the October 1, 2007 Closing Date, we entered into a Lock-up Agreement and Registration Rights Agreement with Gateway.  Under the Lock-Up Agreement, Gateway has agreed that it will not offer, sell, contract to sell, short, pledge or otherwise dispose of any MPC Corporation common stock beneficially owned, held or thereafter acquired by Gateway or its affiliates for a period of 12 months (the “Restriction Period”), except for Permitted Transfers as defined by the agreement.  The Registration Rights Agreement provides that following the Restriction Period as set forth in the Lock-Up Agreement and upon receipt of a demand request from Gateway, MPC Corporation shall file a registration statement with respect to the Registrable Securities, as defined by the agreement, which include the MPC Corporation Shares issued in connection with the transaction. The Registration Rights Agreement grants Gateway customary and piggyback rights. The Registration Rights Agreement is subject to any limitations and conditions set forth in any prior registration rights agreements entered into by MPC Corporation.

Other outstanding warrants

In connection with our 2004 initial public offering, we issued 3.6 million warrants. These warrants were exercisable at $5.50 per share, but have subsequently been adjusted to $3.77 per share in August 2007 due to anti-dilution provisions triggered from convertible debentures and warrants issued by us in September 2006 with conversion features at below then current market prices. The warrants are callable by us at $0.25 per share if our common stock trades at or above $9.50 per share for 20 consecutive days. None of these warrants have yet been exercised, and we do not anticipate that a material amount of the warrants will be exercised unless we are able to exercise our call right, which would require our stock trading price to close at a price of at least $9.50 for 20 consecutive trading days. Our stock has never traded above $9.50 per share.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts, such as operating leases, royalty and licensing agreements and unconditional purchase obligations. The following represents our contractual obligations and commitments as of December 31, 2007:

(In Millions)

	Year ended December 31
	Total	<1 Year	1-3 Years	3-5 years	>5 Years
Operating leases (1)	$4	$2	$1	$1	$—
Notes Payable and Debt	64	64	—	—	—
Convertible Debentures (Face Value)	1	1	—	—	—
Estimated purchase obligations (2)	38	38	—	—	—

Total contractual cash obligations	$107	$105	$1	$1	$—

(1)

We currently lease approximately 340,700 square feet of office and manufacturing space at 906 E. Karcher Road, Nampa, Idaho, under a lease that expires May 31, 2008. Our corporate headquarters are located at the Nampa facility. We lease approximately 4,712 square feet of office space in Waukesha, Wisconsin under a lease that expires Nov 30, 2008. We also lease a regional sales office located in Oakbrook, Illinois, which is 1,579 square feet and expires January 31, 2008. We additionally lease 45,552 square feet of office space in North Sioux City, South Dakota under a lease expiring in September 2012 and lease a 7,870 square foot loading dock expiring on November 27, 2012 also in North Sioux City.  Rent expense totaled $2.1 million and $2.3 million for the years ended December 31, 2007 and 2006, respectively.

(2)

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

At December 31, 2007 we had outstanding letters of credit totaling $6.3 million expiring at various dates through July 2008. The letters of credit were fully collateralized with cash on deposit at the issuing bank.

We have entered into employment agreements with four of our key officers. These agreements bear standard employment terms and conditions. The employment agreements are effective through October 2010 and October

2011 and automatically extend for additional one-year terms unless terminated by us or the key officer. In addition, we have 14 employees with severance agreements and one employee with a retention agreement.  The total potential liability for severance under the employment agreements, severance agreements and retention agreement is $1.8 million.

As previously discussed in this Item 7, in connection with the acquisition of the Professional Business, we issued to Gateway 249,171 shares of MPC Corporation Series B Preferred Stock convertible into 4,983,416 shares of our common stock. All MPC Corporation Series B Preferred Stock to be issued to Gateway converts to MPC Corporation common stock upon shareholder approval of the Series B Automatic Conversion Event. We believe it is probable that shareholder approval will be obtained.  In the event shareholder approval is not obtained, all outstanding shares of Series B Preferred Stock shares are to be redeemed by us at 1.5 times the closing price of our common stock on October 1, 2008 times the number of shares of common stock into which the Series B Preferred Stock is then convertible.  Based on the closing price of our common stock of $0.63 per share on December 31, 2007, the redemption value would be $4.7 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The fair value measurement of financial assets and financial liabilities is effective for us beginning in fiscal year 2008.  Two FASB Staff Positions (“FSP”) on this Statement were subsequently issued.  On February 12, 2007, FSP No. 157-2 delayed the effective date of this Statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for us in fiscal year 2009. On February 14, 2007, FSP No. 157-1 excluded SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS Statement No. 141, Business Combinations or SFAS No. 141(R), Business Combinations, regardless of whether those assets and liabilities are related to leases.  This FSP is effective upon our initial adoption of SFAS No. 157, which is at the beginning of our fiscal year 2008. We do not expect SFAS No. 157 to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, which are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No.  141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” — see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;

•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141R also includes a substantial number of new disclosure requirements.  The statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  The statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.   SFAS No. 160 is effective for us during the first quarter of 2009.  We currently do not have noncontrolling interests.

Recently Adopted Accounting Standards

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the criteria for the measurement, recognition and derecognition of income taxes under FASB Statement No. 109, Accounting for Income Taxes. It also requires additional financial statement disclosures about uncertain tax positions including classification, interest and penalties. We adopted FIN 48 effective January 2007. Because we have not been profitable since our initial public offering, we have not realized any deferred tax assets. FIN No. 48 did not have a material impact on our financial position or results of operations. If our tax status were to change in the future, we would have to reevaluate the impact of FIN No. 48 on our financial position and results of operations at that time.

CRITICAL ACCOUNTING POLICES AND USE OF ESTIMATES

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of GAAP financial statements requires certain estimates, assumptions, and judgments to be made that may affect our consolidated statement of financial position and results of operations. Critical accounting estimates are those that are most important and material to our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We believe our most critical accounting policies and estimates relate to revenue recognition, including reserves needed for possible future returns and discounts; the carrying value and usefulness of inventory and related inventory reserves; the timing and amount of future warranty obligations; accounting for derivative financial instruments; and the impairment of acquired intangible assets. We have discussed the development, selection, and disclosure of our critical accounting policies and use of estimates with the Audit Committee of our Board of Directors. These critical accounting policies and our other accounting policies are described in Note 2 of “Notes to Consolidated Financial Statements” included in “Item 7 — Financial Statements.”

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

Warranty Liabilities

We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our standard limited warranty. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, parts, and labor over a period ranging from 90 days to three years. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and the average cost of claims on our installed base to satisfy our warranty obligation. The anticipated rate of warranty claims is the primary factor impacting our estimated warranty obligation. The other factors are less significant due to the fact that the average remaining aggregate warranty period of the covered installed base is approximately 12 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates which are fairly predictable and historically have not fluctuated significantly from period to period.   Warranty claims are relatively predictable based on historical experience of failure rates. If actual results differ from our estimates, we revise our estimated warranty liabilities to reflect such changes. Each quarter, we reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

Derivative Financial Instruments

The accounting for convertible debt with derivative features is highly complex, subject to a number of accounting pronouncements and subject to broad interpretations.  Determination of the treatment of these convertible debt instruments is based on current interpretation of the facts, treatment by other companies and discussion with industry experts.  Management is also required to make highly subjective estimates of future share price volatility, the probability of future events and effective discount rates.  Changes in the fair value of our derivative financial instruments have had a material impact in our results of operations.  Among other factors, the fair value of our derivative financial instruments is affected by the market value of our common stock.  Increases in the market price of our common stock will adversely impact our financial results.   Declines in the market value of our common stock will have a positive impact.  The changes in the fair value of these derivatives have no impact on our cash flows.

Valuation of Acquired Intangible Assets

The estimates used by management in determining the impairment of acquired intangible assets is a critical accounting estimate susceptible to change from period to period. It requires management to make assumptions about future cash flows over future years and utilize an estimated discount rate.  Management’s assumptions about future cash flows involve significant judgment because actual operating levels have fluctuated in the past and may continue to do so in the future and economic conditions may change.  Also, the adoption of any new strategic plan inherently involves uncertainty.  A significant adverse change in our business could result in a future impairment of the value of our acquired intangible assets.

Business Combinations

We account for business combinations under the purchase accounting method. The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when market value is not readily available. Any excess of purchase price over the fair value of the tangible and net intangible assets acquired is allocated to goodwill.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our Wells Fargo Receivable Assignment Facility.  The interest rate is a floating rate based on the prime rate plus 0.75%.  If interest rates were to rise we will be subject to higher interest payments if outstanding balances remain unchanged.

Currently most sales are in the United States. All of our foreign sales and purchases of product are denominated in U.S. dollars minimizing its foreign currency risk. All of our international suppliers, mostly from Asia, denominate contracts in US dollars thereby eliminating foreign currency risk. In the future we may not be successful in negotiating most of our international supply agreements in U.S. dollars thereby increasing our foreign currency risk. Amounts we pay for components from international suppliers could be affected by a continued weakening of the U.S. dollar as compared with other foreign currencies. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management continues to evaluate the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies may need to be employed.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MPC Corporation

We have audited the accompanying consolidated balance sheets of MPC Corporation, and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for each of the two years in the period ended December 31, 2007. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006. As discussed in Note 9 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standard Staff Position 00-19-2, Accounting for Registration Payment Arrangements, effective October 1, 2006. As discussed in Note 2 to the consolidated financial statements, in 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPC Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Ehrhardt Keefe Steiner & Hottman PC

Denver, CO

April 12, 2008

MPC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$9,009	$4,839
Restricted cash	9,852	4,585
Accounts receivable, net	86,056	45,643
Inventories, net	62,050	18,189
Prepaid maintenance and warranty costs	10,699	6,391
Other current assets	1,146	935
Total Current Assets	178,812	80,582

Non-Current Assets
Property and equipment, net	10,697	4,914
Goodwill	45,255	22,197
Acquired intangibles, net	28,455	10,108
Long-term portion of prepaid maintenance and warranty costs	1,388	844
Other assets	1,668	3,792
Total Non-Current Assets	87,463	41,855
TOTAL ASSETS	$266,275	$122,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$61,079	$32,536
Accrued expenses	26,928	4,354
Accrued licenses and royalties	5,084	1,540
Current portion of accrued warranties	24,700	2,220
Current portion of deferred revenue	33,357	15,607
Notes payable and debt	64,249	34,834
Derivative financial instruments at estimated fair value	1,590	—
Total Current Liabilities	216,987	91,091

Long Term Liabilities
Non-current portion of accrued warranties	16,491	2,127
Non-current portion of deferred revenue	25,848	22,979
Derivative warrant liability	634	6,129
Derivative financial instruments at estimated fair value	—	21,234
Total Long Term Liabilities	42,973	52,469
TOTAL LIABILITIES	259,960	143,560

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, Series B, 260,000 shares authorized, 249,171 issued and outstanding	6,308	—

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 100,000 shares authorized; no shares issued and outstanding at 2007 and 2006	—	—
Preferred Stock, Series A, 640,000 shares authorized; 626,546 issued and outstanding	9,008	—
Common Stock, no par value, 100,000,000 shares authorized; 33,948,489 and 12,147,438 shares issued and outstanding at 2007 and 2006, respectively	85,029	61,454
Accumulated Deficit	(94,030)	(82,577)
Total Shareholders’ Equity (Deficit)	7	(21,123)
TOTAL LIABILITIES AND EQUITY	$266,275	$122,437

The accompanying notes are an integral part of the consolidated financial statements.

MPC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share data)

	Years Ended
	December 31,
	2007 (1)	2006

Revenue	$364,972	$284,971

Cost of revenue	316,935	256,074

Gross margin	48,037	28,897

Operating expenses
Research and development expense	2,462	3,432
Selling, general and administrative expense	55,259	40,336
Depreciation and amortization	4,615	4,688
Impairment of acquired intangibles	—	19,484
Total operating expenses	62,336	67,940

Operating loss	(14,299)	(39,043)

Other (income) expense
Interest expense, net	5,584	5,259
Gain on vendor settlements	(479)	(2,231)
Change in estimated fair value of derivative financial instruments	(7,899)	4,284
Loss (gain) on debt extinguishment	(52)	10,511
Merger related stock compensation expense	—	1,261
Total other (income) expense, net	(2,846)	19,084

Net loss, before cumulative effect of a change in accounting principle	(11,453)	(58,127)

Cumulative effect of a change in accounting principle - loss	—	589

Net loss	$(11,453)	$(58,716)

Loss per common share:
Basic	$(0.64)	$(4.93)
Diluted	$(0.64)	$(4.93)

Common shares used to compute loss per share:
Basic	17,842	11,913
Diluted	17,842	11,913

(1)

The results of the Gateway Professional Business have been consolidated effective October 1, 2007, the date the acquisition by MPC Corporation became effective, and therefore the results of the Professional Business are not included for periods prior to October 1, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

MPC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31
	2007 (1)	2006
OPERATING ACTIVITIES
Net loss	$(11,453)	$(58,716)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,479	2,942
Amortization of acquired intangibles	3,153	3,426
Impairment on intangibles	—	19,484
Amortization of deferred loan costs	572	711
Change in estimated fair value of derivative financial instruments	(7,899)	4,284
Loss on debt extinguishment	—	10,511
Stock compensation on vesting of RSU’s	595	578
Cumulative effect of change in accounting principle	—	589
Merger related stock compensation expense	—	1,261
Valuation of warrant exchange	—	767
Gain on vendor settlements	(479)	(2,231)
Provision for bad debt	1,489	(30)
Other	157	194
Changes in assets and liabilities
Accounts receivable	(37,863)	(4,689)
Inventory	(18,422)	2,885
Prepaid maintenance & warranties	(4,852)	11,495
Other current assets	(209)	366
Other non-current assets	564	(1,369)
Accounts payable and accrued liabilities	49,433	(9,225)
Accrued licenses and royalties	3,678	(66)
Accrued warranties	(2,283)	(427)
Deferred revenue	1,588	(5,023)
Net cash used in operating activities	(18,752)	(22,283)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,316)	(97)
Proceeds from the sale of fixed assets	—	17
Acquisition costs of the Professional Business	(1,240)	—
Net cash used in investing activities	(2,556)	(80)

FINANCING ACTIVITIES
Net proceeds from sale of debentures	—	13,757
Net activity under financing facility	25,070	34,239
Net activity and extinguishment of line of credit	—	(22,641)
Restricted cash related to letters of credit and financing facility	(5,266)	(4,585)
Payment of note payable	(2,659)	(253)
Payments on capital leases	—	(188)
Net proceeds from the exercise of stock options	34	27
Net proceeds from the exercise of warrants	8,299	3,104
Payment of stock issuance costs	—	(155)
Net cash provided by financing activities	25,478	23,305

Net cash increase for period	4,170	942

Cash at beginning of period	4,839	3,897

Cash at end of period	$9,009	$4,839

(1)

The results of the Gateway Professional Business have been consolidated effective October 1, 2007, the date the acquisition by MPC Corporation became effective, and therefore the results of the Professional Business are not included for periods prior to October 1, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

MPC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006

(In thousands)

						Total
	Preferred Series A		Common Stock		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)
Balance - December 31, 2005			10,860	$51,305	$(23,861)	$27,444
Common stock issued for exercise of stock options			9	27		27
Common stock issued for exercise of warrants			2	8		8
Common stock issued for conversion of notes and interest			124	384		384
Common stock issued in warrant exchange			1,031	2,943		2,943
Issuance of warrants in connection with warrant exchange				767		767
Restricted stock units converted to common shares			96	252		252
Issuance of warrants on bridge loan				834		834
Issuance of advisory warrants				136		136
Common stock issued in settlement			25	29		29
Stock compensation expense for restricted stock units				1,569		1,569
Issuance of warrants for private placement fees				1,300		1,300
Warrants reclassified from liability to equity				1,900		1,900
Net loss					(58,716)	(58,716)
Balance - December 31, 2006			12,147	61,454	(82,577)	(21,123)
Common stock issued in acquisition			5,602	7,091		7,091
Common stock issued for exercise of stock options			22	31		31
Common and preferred stock issued for exercise of warrants	55	$1,639	6,454	9,690		11,329
Common and preferred stock issued for convertible debentures and interest	572	7,369	8,660	6,168		13,537
Restricted stock units converted to common shares			1,063			—
Stock compensation expense for restricted stock units				595		595
Net loss					(11,453)	(11,453)
Balance - December 31, 2007	627	$9,008	33,948	$85,029	$(94,030)	$7

The accompanying notes are an integral part of the consolidated financial statements.

MPC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms “we” “us” and “our” or the “company” as used in this annual report refer on a consolidated basis to MPC Corporation and to its wholly-owned subsidiaries, including MPC Computers, LLC, (“MPC Computers”) which we acquired through a merger in July of 2005 and MPC-Pro, LLC (“MPC-Pro”) which acquired the Professional Business from Gateway Inc. on October 1, 2007.

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

We were formed as HyperSpace Communications, Inc. as a Colorado-based company, and completed an initial public offering in October 2004. In July 2005, we acquired MPC Computers, LLC, or MPC Computers, which became a wholly-owned subsidiary and our primary business. MPC Computers is an enterprise IT hardware business providing products and services to customers in mid-sized businesses, government agencies and education organizations. In January 2007, we changed our name to MPC Corporation. On October 1, 2007, MPC Corporation, through our wholly-owned subsidiary MPC-Pro, purchased from Gateway Inc. (“Gateway”) and Gateway Technologies Inc., Gateway’s Professional Division, the portion of Gateway’s Consumer Direct Division that markets business-related products, and a portion of the Customer Care & Support department that provides technical services to customers of the Professional and Consumer Direct Divisions (collectively, the “Professional Business”). The Professional Business is primarily engaged in the sale, resale and marketing of desktop computer systems, laptops, servers, networking gear and other peripherals, and replacement parts to educational institutions, government entities (federal, state and local), value-added resellers and certain other resellers, and small business sales generated by Gateway’s Internet website and phone centers. The purchase has substantially increased the size of our business. The acquisition of the Professional Business is more fully described in Note 3 “Acquisition of Gateway Professional Business.”

Our primary business is providing PC-based products and services to mid-sized businesses, government agencies and education organizations. We manufacture and market ClientPro® desktop PCs, TransPort® notebook PCs, NetFRAME® servers and DataFRAME™ storage products. In addition we manufacture and market the “E-series” of desktops, notebooks, servers and storage products under a one-year limited license agreement with Gateway.  We also provide hardware-related support services such as installation, technical support, parts replacement, and recycling. In addition to PCs, servers, and storage products, we also fulfill our customers’ requirements for third party products produced by other vendors including printers, monitors and software.

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

The accompanying consolidated financial statements consolidate the accounts of MPC Corporation and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  References to a fiscal year refer to the calendar year in which such fiscal year commences. The fiscal year of MPC Computers ends on the Saturday closest to December 31. The floating fiscal year-end typically results in a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 53-week fiscal year.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  On an ongoing basis, we review our estimates based on information that is currently available.   Changes in facts and circumstances may cause us to revise our estimates.

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase.  We had no cash equivalents at December 31, 2007 and 2006.

Restricted cash

Restricted cash at December 31, 2007 and 2006 includes $3.5 million and $1.5 million respectively held as collateral under our receivables financing facility, and $6.3 million and $3.1 million respectively held as collateral for outstanding letters of credit.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate reserve against losses resulting from collecting less than full payment on receivables. Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at an estimated realizable value. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the aging of our receivables, and the financial condition of the customer.  A considerable amount of judgment is required when assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. The allowance for doubtful accounts totaled $2.7 million and $1.8 million respectively, as of December 31, 2007 and 2006.

Inventory

Inventory is stated at the lower of cost or market, with cost determined on an average cost basis approximating first in first out (FIFO). We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. If circumstances related to our inventories change, estimates of the realizability of inventory could materially change. At December 31, 2007 and 2006, our inventory valuation allowance totaled $12.3 million and $5.2 million and was recorded as a reduction of inventory in the consolidated balance sheets. Inventory balances, net of valuation allowances, at December 31, 2007 and 2006 are:

(In thousands)

	December 31,
	2007	2006

Raw Materials	$46,569	$16,092
Work in Process	100	236
Finished Goods	15,381	1,861

Total Inventory	$62,050	$18,189

Prepaid Maintenance and Warranty Costs

Prepaid maintenance and warranty costs include amounts paid to third party software vendors, outsourced providers of warranty fulfillment services and technology insurance vendors for which the related revenue has been deferred. These costs are recognized ratably with the related revenue.

Business Combinations

We account for business combinations under the purchase accounting method. The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when market value is not readily available. Any excess of purchase price over the fair value of the tangible and net intangible assets acquired is allocated to goodwill.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of assets acquired less liabilities assumed in a business acquisition. Our acquisitions of MPC Computers and the Professional Business gave rise to goodwill. We account for goodwill in accordance with Statement of Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. We conduct goodwill impairment tests annually every October 31 or more frequently if facts and circumstances indicate such assets may be impaired.  We completed our annual assessment in accordance with SFAS 142 in 2007 and 2006 and determined that there was no impairment.

Acquired Intangibles, net

Other intangible assets are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that intangible assets with estimable useful lives be amortized over their estimated useful lives, and be reviewed for impairment when changes in circumstances indicate that their carrying amounts are in excess of their estimated fair value. Acquired intangibles are amortized principally using accelerated methods over their estimated useful lives ranging from 1 to 10 years.

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

Deferred Revenue

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. Deferred revenue results from the sale of enhanced and extended warranties, which are deferred and recognized as the related services are provided, which generally range from 3-5 years. Enhanced warranties run concurrent with our standard warranties.  Our enhanced/extended warranties are deferred based on guidance provided in Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, and are valued based on the list price, net of discounts offered to the customer.  Deferred revenue also includes deferred software maintenance revenues for which we are the primary obligor that are recognized over the term of the contract, which is generally one year.

Accrued Warranties

We record warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard limited warranty. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, labor over a period ranging from 90 days to five years. Factors that affect the warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy warranty obligations. We regularly evaluate our estimate to assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If circumstances change, or a dramatic change in the failure rates were to occur, the estimate of the warranty accrual could change significantly.

Concentrations

A concentration of credit risk may exist with respect to trade receivables, particularly customers within the U.S. Federal Government. We perform ongoing credit evaluations on a significant number of our customers and collateral from our customers is generally not required. Seven customers accounted for approximately 23% of trade receivables as of December 31, 2007 and were either agencies of, or resellers to, the federal government.

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

Revenue Recognition

We recognize revenue on hardware and peripherals, net of an allowance for estimated returns, when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until both title and risk of loss transfer to the customer, provided that no significant obligations remain.  For FOB destination agreements, which include all sales to the federal government and some sales to state, local and education customers, we defer the cost of product revenue for in-transit shipments until the goods are delivered assuming all other revenue recognition criteria have been met.  In-transit product shipments to customers are included in inventory.

Net revenue includes sales of hardware, software and peripherals, and services (including extended service contracts and professional services). These products and services are sold either separately or as part of a multiple-element arrangement. We allocate revenue from multiple-element arrangements to the elements based on the relative fair value of each element, which is generally based on the sales price of each element when sold separately. The allocation of fair value for a multiple-element software arrangement is based on vendor specific objective evidence (“VSOE”). Revenue associated with undelivered elements is deferred and recorded when delivery occurs. The value of maintenance services on software sales is determined based on stated renewal rates and a comparison of the stated price of maintenance to software sold in a related transaction.  To the extent we do not have VSOE from separate post contract support sales, we defer the software and the maintenance over the term of the agreement.  Service revenue from software maintenance and support are recognized ratably over the maintenance term, which in most cases is one year. Term licenses are recognized ratably over the term of the related arrangement.

Revenue from extended warranty and service contracts, for which we are obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. In multiple element arrangements that include extended warranty and service contracts, we use the separation guidance provisions of Technical Bulletin 90-1 Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts to determine fair value.  Revenue from sales of third-party extended warranty and service contracts for which we are not obligated to perform is recognized on a net basis at the time of sale.

We recorded revenue net of sales taxes.  Such taxes are considered current liabilities and included accrued expenses until paid.

Shipping Costs

Shipping and handling costs are included in cost of revenue in the accompanying consolidated statements of operations for all periods presented.

Royalties

We have royalty-bearing license agreements allowing us to sell certain hardware and software products and to use certain patented technology. Royalty costs are accrued and included in cost of revenue when the related revenue is recognized or amortized over the period of benefit when the license terms are not specifically related to units shipped.

Research and Development Costs

Research and development costs are expensed as incurred, in accordance with SFAS No. 2, Accounting for Research and Development Costs. Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

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

Stock Based Compensation – Stock Options

During the first quarter of fiscal 2006, we adopted the provisions of and accounted for stock-based compensation in accordance with the SFAS 123R Share-Based Payments, which replaced SFAS 123 and supersedes APB 25. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All of our stock options were vested as of December 31, 2005, and we ceased using stock options as a compensation tool.  No stock options were issued during the years ended December 31, 2006 and 2007.

Stock Based Compensation – Restricted Stock Units

Subsequent to the acquisition of MPC Computers, we began issuing restricted stock units (“RSUs”) as stock based compensation to members of our Board of Directors and employees.  We record non-cash compensation expense over the requisite service period of the RSUs determined by the number of units granted multiplied by the fair market value at the date of grant less an estimate for pre-vesting forfeitures. Compensation expense for RSUs issued after the acquisition and merger of MPC Computers is classified on the statement of operations as operating expense. During the years ended December 31, 2007 and 2006, we recorded $595 thousand and $578 thousand respectively, in stock compensation expense for RSUs issued subsequent to the acquisition. As part of the merger agreement, and pursuant to agreements signed with certain MPC Computers officers and certain key employees, we issued RSUs, which are classified on the statement of operations as “Other income (expense)” because they relate to the MPC Computers merger transaction.   During the year ended December 31, 2006, we recorded $1.3 million, in stock compensation expense for RSUs related to the merger. Any RSU recipient who receives an award, and who leaves the Company voluntarily or for cause after the merger and before these RSUs vest, will forfeit such awards.

Basic and Diluted Income (Loss) Per Share

We apply the provisions of SFAS No. 128, Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss), as adjusted by the impact of potentially dilutive securities, by the combination of the weighted average number of common shares outstanding and all potentially dilutive common shares outstanding during the period using the treasury stock method unless the inclusion of such shares is anti-dilutive. Our potentially dilutive securities primarily consist of convertible debentures, stock warrants, restricted stock units, and stock options. For the years ended December 31, 2007 and 2006, all potentially dilutive common shares totaling 16,597,041 and 39,673,814, respectively, were excluded from the computation of diluted loss per share because inclusion of such shares would have had an anti-dilutive effect on diluted loss per share.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.  The most significant was the reclassification of depreciation expense of $1.7 million related to production equipment to cost of revenue from depreciation and amortization expense.  The reclassification had no impact on the reported net loss for the year ended December 31, 2006.

New Accounting Pronouncements

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The fair value measurement of financial assets and financial liabilities is effective for us beginning in fiscal year 2008.  Two FASB Staff Positions (“FSP”) on this Statement were subsequently issued.  On February 12, 2007, FSP No. 157-2 delayed the effective date of this Statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for us in fiscal year 2009. On February 14, 2007, FSP No. 157-1 excluded SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS Statement No. 141, Business Combinations or SFAS No. 141(R), Business Combinations, regardless of whether those assets and liabilities are related to leases.  This FSP is effective upon our initial adoption of SFAS No. 157, which is at the beginning of our fiscal year 2008. We do not expect SFAS No. 157 to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, which are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No.  141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including:

•                  Acquisition costs will be generally expensed as incurred;

•                  Noncontrolling interests (formerly known as “minority interests” – see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;

•                  Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•                  In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•                  Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•                  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141R also includes a substantial number of new disclosure requirements.  The statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.   The statement is effective for us during the first quarter of 2009.  We currently do not have noncontrolling interests.

Recently Adopted Accounting Standards

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the criteria for the measurement, recognition and derecognition of income taxes under FASB Statement No. 109, Accounting for Income Taxes. It also requires additional financial statement disclosures about uncertain tax positions including classification, interest and penalties. We adopted FIN 48 effective January 2007. Because we have not been profitable since our initial public offering, we have not realized any deferred tax assets. FIN No. 48 did not have a material impact on our financial position or results of operations. If our tax status were to change in the future, we would have to reevaluate the impact of FIN No. 48 on our financial position and results of operations at that time.

We recognize interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense.

3.    ACQUISITION OF GATEWAY PROFESSIONAL BUSINESS

Pursuant to an Asset Purchase Agreement dated September 4, 2007, on October 1, 2007 (“Closing Date”), MPC Corporation, through our wholly-owned subsidiary MPC-Pro, purchased from Gateway Inc. (“Gateway”) and Gateway Technologies Inc., Gateway’s Professional Division, the portion of Gateway’s Consumer Direct Division that markets business-related products, and a portion of the Customer Care & Support department that provides technical services to customers of the Professional and Consumer Direct Divisions (collectively, the “Professional Business”).  The Professional Business is primarily engaged in the sale, resale and marketing of desktop computer systems, laptops, servers, networking gear and other peripherals, and replacement parts to educational institutions, government entities (federal, state and local), value-added resellers and certain other resellers, and small business sales generated by Gateway’s Internet website and phone centers. The purchase included specified inventory, customer lists and relationships, trademarks, and the sales, marketing, service and administrative functions supporting the Professional Business.   The acquisition included the purchase of all of the capital stock of Gateway Companies Inc. (“GCI”), and the membership interests of Gateway Professional, LLC and Gateway Pro Partners, LLC.

The acquisition of the Professional Business provides us with the customers, products and employees to better compete at a larger scale in the PC industry. Similar to MPC Computers’ business, the Professional Business targets customers in education, medium-sized business, and government with customized solutions including PCs, peripherals and services. We expect to gain a more balanced portfolio of customer mix with strong positions in federal government, state/local government, K-12 education, higher education, small business and mid-sized businesses. The combined company offers a complete line of PCs and related products and services, with particular emphasis in mobile products, all-in-one desktops, servers and storage solutions.

As consideration, MPC-Pro assumed certain warranty obligations and other obligations and issued to Gateway a promissory note in the amount of $1.3 million. The amount of the promissory note was determined based on the Final Net Inventory/Liability Statement as defined in the Asset Purchase Agreement.  The promissory note bears interest at a rate of 8% and is repayable by April 1, 2008 in equal bi-monthly installments. In addition, we issued 5,602,454 shares of MPC Corporation common stock totaling approximately 19.9% of our outstanding common stock as of the Closing Date (the “MPC Corporation Common Shares”), and 249,171 shares of MPC Corporation Series B Preferred Stock convertible into 4,983,416 shares of our common stock (following approval by the majority of our shareholders permitting such conversion) (the “Series B Automatic Conversion Event”) representing the difference between (a) 19.9% of our outstanding common stock as of the Closing Date on a fully-diluted basis (excluding securities issued to our employees under our current employee equity plans) and (b) the number of shares of the MPC Corporation Common Shares (the MPC Corporation Series B Preferred Shares together with the MPC Corporation Common Shares, the “MPC Corporation Shares”).  In the event the Series B Automatic Conversion Event does not occur within one year following the Closing Date, all outstanding shares of MPC Corporation Series B Preferred Stock must be redeemed by us at 1.5 times the closing price times the number of shares of our common stock into which the MPC Corporation Series B Preferred Stock is then convertible.

On the October 1, 2007 Closing Date, we entered into a Lock-up Agreement and Registration Rights Agreement with Gateway.  Under the Lock-Up Agreement, Gateway has agreed that it will not offer, sell, contract to sell, short, pledge or otherwise dispose of any MPC Corporation common stock beneficially owned, held or thereafter acquired by Gateway or its affiliates for a period of 12 months (the “Restriction Period”), except for Permitted Transfers as defined by the agreement.  The Registration Rights Agreement provides that following the Restriction Period as set forth in the Lock-Up Agreement and upon receipt of a demand request from Gateway, MPC Corporation shall file a registration statement with respect to the Registrable Securities, as defined by the agreement, which include the MPC Corporation Shares issued in connection with the transaction. The Registration Rights Agreement grants Gateway customary and piggyback rights. The Registration Rights Agreement is subject to any limitations and conditions set forth in any prior registration rights agreements entered into by MPC Corporation.

As a condition to close under the Asset Purchase Agreement but not as part of the consideration to Gateway, MPC Corporation was to have raised at least $9.0 million in additional cash and cash equivalents through the conversion of outstanding convertible securities, the exercise of warrants or the sale of additional equity securities, as measured relative to MPC Corporation cash and cash equivalents as of the September 4, 2007 date of the Asset Purchase Agreement.  This condition was modified to raising at least $8.0 million under a Letter Agreement dated October 1, 2007 (the “Letter Agreement”) among the parties to the Asset Purchase Agreement.  In satisfaction of this condition, on October 1, 2007 we raised $8.3 million from the exercise for cash of $1.10 warrants issued in connection with two private placement financings in September 2006 that included the issuance of convertible debentures.

In conjunction with the exercise of the $1.10 warrants and our obligations under the Letter Agreement, on October 1, 2007, 7,545,352 warrants were exercised, $12.1 million in face value of convertible debentures were converted plus accrued interest and penalties thereon, and we issued 12,912,166 shares of MPC Corporation common stock and 626,546 shares of MPC Corporation Series A Preferred Stock. The MPC Corporation Series A Preferred Stock is convertible into 12,530,925 shares of MPC Corporation common stock.  See Note 9 “Derivative Warrant Liabilities and Convertible Debentures,” Note 10 “Series B Preferred Stock” and Note 11 “Stockholders’ Equity (Deficit)- Series A Preferred Stock”.

Transition Services Agreement

On October 1, 2007, MPC-Pro entered into a Transition Services Agreement (“TSA”) with Gateway.  Under the TSA (as amended on October 26, 2007, February 20, 2008 and March 27, 2008), Gateway provides accounting, human resource, manufacturing, procurement, marketing, information technology, and other specified services (collectively, “the Services”). Gateway also undertakes certain buy/sell activities related to components on behalf of MPC-Pro in the course of providing the Services, which includes procuring components from component suppliers, selling of such components to original design manufacturers (“ODMs”) for the manufacture of finished goods that are ordered from the ODMs by Gateway, and the subsequent selling of such finished goods to MPC-Pro (the “Buy/Sell Activity”). As consideration for the Services and the Buy/Sell Activity, MPC-Pro will pay Gateway a total of $6.5 million payable in eight bi-weekly installments of $724 thousand commencing on the second Friday after the Closing Date, (ii) one payment of $806 thousand due on the fourth Friday after the Closing Date, (iii) six bi-weekly installments of $765 thousand due on the sixth, eighth, tenth, fourteen and sixteenth Friday after the Closing Date and (iv) one payment of $382 thousand due on the seventeenth Friday after the Closing Date. In addition, the TSA provides that if any Extended Services are provided by Gateway after the Expiration Date (as defined by the agreement), MPC-Pro will pay Gateway $100 thousand for each week or part thereof, payable on the Friday of every week such Extended Services are performed through February 2008 and $20 thousand for each week thereafter.   Additionally, MPC-Pro must reimburse Gateway for all components purchased by Gateway, plus a percentage markup of (i) one-half percent during the second eight-week period following close, (ii) one percent during the second eight-week period, and (iii) two percent thereafter. MPC-Pro will also reimburse Gateway for all software license fees paid in the course of providing the Services and expenses incurred in the Buy/Sell Activity at the rates specified in the TSA. The TSA will continue in effect from October 1, 2007 until the latest expiration date specified by the TSA for the Services, generally for 17 weeks, unless the TSA or any Service provided is earlier terminated by MPC-Pro.   Payment for inventory and component purchases made by Gateway on behalf of MPC-Pro is generally due in 30 days after invoice date.

As of March 27, 2008, the outstanding balance payable to Gateway for Buy/Sell activity and Extended Services was $12.6 million. On March 27, 2008, the TSA was amended to provide, that the outstanding balance be paid $325 thousand per week for four weeks beginning March 28, 2008 and $1.0 million per week until the outstanding balance is paid in full.  The amendment also provides that $2.3 million owed by MPC-Pro to Gateway for inventory purchases shall be paid, without interest, on Net 60 terms.

Purchase Price Allocation

In accordance with SFAS 141 “Business Combinations”, we allocated the purchase price of the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.  The excess purchase price over those estimated fair values is recorded as goodwill.  We have assigned $21.5 million to identifiable intangible assets, consisting of customer relationships and trademarks totaling $20.0 million and $1.5 million, respectively. The customer relationships and trademarks are being amortized over their estimated lives of 10 years and 1 year respectively.  Factors that contributed to the recognition of goodwill included acquiring a talented workforce and cost savings opportunities.  MPC Corporation and Gateway have agreed to elect to treat the acquisition of the Professional Business as an asset purchase by MPC-Pro for income tax purposes.  The book to tax differences from acquisition gave rise to deferred tax assets, primarily from deferred revenue.   However, these deferred tax assets did not satisfy the realization criteria under SFAS 109 Accounting for Income Taxes, primarily due to our history of operating losses. Accordingly, a full valuation allowance has been recorded against the acquired deferred tax assets. The acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the October 1, 2007 date of acquisition.  The purchase price allocation is preliminary.

(In thousands)

Allocation of Purchase Price

Inventory	$25,438
Other Current Assets	4,290
Goodwill	23,058
Intangibles	21,500
Property and Equipment	8,003
Total Assets Acquired	82,289

Current Portion
Warranties	(22,413)
Deferred Revenue	(11,852)
Other Current Liabilities	(8,200)
Long Term
Warranties	(16,714)
Deferred Revenue	(7,178)
Total Purchase Price	$15,932

Total Purchase Price consists of:
Common Stock	$7,091
Series B Preferred Stock	6,308
Note Payable	1,293
Acquisition Costs	1,240
Total Consideration	$15,932

The MPC Corporation Common shares and MPC Corporation Series B Preferred Stock issued to Gateway were valued at $7.1 million and $6.3 million, respectively, based on volume-weighted average of MPC Corporation’s closing common stock price of $1.2657 per share over a six business day period, from August 30, 2007 through September 7, 2007. Such period included two business days prior to the date of the Asset Purchase Agreement on September 4, 2007 and two business days after our September 5, 2007 announcement of the transaction. The MPC Corporation Series B Preferred Stock was valued based on the common-equivalent number of shares that would be issued following the Series B Automatic Conversion Event. See Note 10 “Series B Preferred Stock”

Historically, the acquired Professional Business was comprised of components of the Gateway business and was not operated as a standalone business unit. Gateway did not allocate assets and liabilities to its segments or components. In addition, certain indirect costs, including general corporate overhead expenses, interest and income taxes had not been historically identified and accounted for in the financial records of the components comprising the Professional Business. Consequently, full separate financial statements did not exist. Pursuant to a letter dated August 30, 2007 from the Securities and Exchange Commission (the “SEC”), the SEC stated that the requirement for pro forma statements of operations would be waived if those presentations would require forward-looking information in order to meaningfully present the effects of the acquisition. Management concluded that a meaningful presentation of the pro forma effects of the acquisition upon the statements of operations cannot be provided since forward-looking information would be required in the preparation of such information.  Forward-looking information regarding the revenues and expenses of the Professional Business as reorganized under the corporate structure and management of MPC Corporation was filed with the SEC as Exhibit 99.3 to a Current Report on Form 8-K/A on December 10, 2007.

4.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(In thousands)

	December 31,
	2007	2006

Computer Equipment	$2,063	$937
Leasehold Improvements	1,138	184
Production Equipment	10,559	5,276
Office Equipment	1,012	1,003
Software	3,472	1,876
	18,244	9,276
Less Accumulated Depreciation	(7,547)	(4,362)

	$10,697	$4,914

Depreciation expense associated with property and equipment totaled to $3.5 million and $2.9 million for the years ended December 31, 2007 and 2006, respectively.

5.    ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets consist of the following:

(In thousands)

	December 31,
	2007	2006
Gross carrying amount:
Customer relationships	$51,950	$31,950
Non-compete	90	90
Trademarks and tradenames	3,780	2,280
	55,820	34,320

Accumulated amortization
Customer relationships	$7,278	$4,619
Non-compete	67	39
Trademarks and tradenames	536	70
	7,881	4,728

Accumulated Impairment Charges
Customer relationships	19,484	19,484

Net acquired intangible assets	$28,455	$10,108

Aggregate amortization expense	$3,153	$3,426

Estimated amortization expense for years ended:
December 31, 2008	$8,908
December 31, 2009	5,510
December 31, 2010	3,936
December 31, 2011	2,837
December 31, 2012	2,062
Thereafter	5,202
	$28,455

During June, of 2006 we updated our financial projections.  Based on the those projections, we determined that acquired intangible assets related to customer relationships that were acquired with the acquisition of MPC Computers had been impaired primarily due to the future expected declines in revenue and gross profit from federal government customers and other customers.  We recognized a non-cash impairment charge of $19.5 million related to our customer relationship intangible assets during the second quarter of 2006.  The estimated remaining life of our acquired MPC Computers customer relationship intangible assets was reduced from 14 years to 9 years.  The Professional Business customer relationship intangible assets and trademarks acquired of $20.0 million and $1.5

million respectively, are amortized over 10 years and 1 year respectively.   All intangibles are amortized using accelerated methods to approximate the estimated benefits received from such assets, except for the trademark acquired for the Professional Business, which is amortized on a straight-line basis.

6.    ACCRUED WARRANTIES

We accrue for warranty liabilities at the time of the sale for estimated costs that may be incurred under our standard limited warranty. Changes in our aggregate accrued warranties are presented in the following table:

(In thousands)

	Year Ended December 31,

	2007	2006
Accrued warranties at beginning of the period	$4,347	$4,775
Present value of accrued warranty liability assumed in acquisition	39,127	—
Cost accrued for new warranties	7,479	3,330
Service obligation honored	(9,901)	(3,930)
Accretion of interest under purchase accounting	139	172
Accrued warranties at the end of the period	$41,191	$4,347

7.    DEFERRED REVENUE

We offer our customers an option of extended or enhanced warranties.  Deferred revenue results from amounts billed to or received from customers for which the warranty revenue is deferred and recognized as the related services are provided, which generally range from 3-5 years.  Deferred revenue also includes deferred software maintenance revenues that are recognized over the term of the contract, which is generally one year.  A schedule of our deferred revenue, including changes in deferred revenue from extended and enhanced warranties is as follows:

(In thousands)

	Year Ended December 31,

	2007	2006
Deferred revenue for extended and enhanced warranties, beginning of the period	$32,417	$25,649
Deferred revenue for extended and enhanced warranties assumed in acquisition	19,031	—
Additions to deferred revenue for new extended and enhanced warranties sold	11,948	15,148
Revenue recognized for extended and enhanced warranties	(15,223)	(8,380)
Deferred revenue for extended and enhanced warranties, end of the period	48,173	32,417
Deferred software maintenance revenue, end of the period	11,032	6,169
Total deferred revenue	$59,205	$38,586

8.    NOTES PAYABLE AND DEBT

Notes payable and debt consist of the following:

(In thousands)

	December 31,
	2007	2006
Wells Fargo Receivables Advance Facility	$59,914	$34,164
Debt Incurred in Acquisition	279	370
Convertible Bridge Loans	300	300
Payable to Gateway	862	—
Payable to Lessor	844	—
Payable to TPV	1,176	—
Payable to Wacom Technology Corporation	874	—
Total Notes Payable and Debt	$64,249	$34,834

Wells Fargo Receivables Advance Facility

On November 16, 2006, we entered into an agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) for an accounts receivable assignment and advance facility (“Receivables Advance Facility”) that replaced our prior line of credit with Wachovia Capital Finance Corporation (Western).  Under the new facility, as amended in February 2007, we may assign to Wells Fargo, and Wells Fargo may purchase from us, Accounts (as defined in the Receivables Advance Facility). Wells Fargo will advance 90% of the value of the purchased Accounts. Wells Fargo may adjust the advancement percentage at any time in its commercially reasonable discretion upon prior notice to us.  Wells Fargo will advance an additional 7.5% of the face amount of currently outstanding Accounts assigned to Wells Fargo, provided that the total advance does not exceed 97.5% of the face amount of any Account (the “Temporary Advance”), and increase the advance rate on new Accounts assigned to Wells Fargo to 98% of the amount of the Accounts for a period of eight weeks (the “Special Facility Period”). We must repay the difference between the Advance and the Temporary Advance within four weeks after termination of the Special Facility Period. Failure to repay amounts advanced under the Special Facility would constitute an event of default under the Agreements. At any time when the Temporary Advance has been paid in full for a minimum of 60 days, we may request that the Special Facility be reinstated for another eight week period with repayment to be made within four weeks.

On October 1, 2007, MPC-Pro and GCI (which was acquired by MPC-Pro in connection with the acquisition of the Professional Business), each entered into an Account Purchase Agreement with Wells Fargo.  Under these agreements, MPC-Pro and GCI may assign to Wells Fargo, and Wells Fargo may purchase from MPC-Pro and GCI, Accounts (as defined in the Agreements). Wells Fargo will advance to MPC-Pro and GCI 90% of the value of the purchased Accounts. Wells Fargo may adjust the advancement percentage at any time in its commercially reasonable discretion upon prior notice to MPC-Pro and GCI. In addition, MPC-Pro, Gateway, GCI and Wells Fargo entered into an Intercreditor Agreement (the “Intercreditor Agreement”). The Intercreditor Agreement provides Gateway with a junior security interest in accounts receivable generated on or after the October 1, 2007 acquisition of the Professional Business, inventory, and all other property of MPC-Pro and GCI as specified in the agreement to secure the payment of obligations owing to Gateway under the Transition Services Agreement (the “TSA Obligations”). Wells Fargo and MPC-Pro agreed to set aside certain accounts receivable for the payment of the TSA Obligations (the “Gateway Blocked Accounts”).  On March 27, 2008 the Intercreditor Agreement was amended to provide that there will be Gateway Blocked Accounts in up to the following amounts: (i) there will be no Gateway Blocked Accounts through April 17, 2008; (ii) on or after April 18, 2008, a face amount equal to the obligations owing to Gateway under the Transition Agreement for the applicable week (the “Gateway Weekly Payoff Amounts”) minus $10.0 million; and (iii) on or after May 27, 2008, a face amount equal to the Gateway Weekly Payoff Amounts for the applicable week minus $5.0 million. The amendment also provides that, if, after June 30, 2008, there is a remaining positive balance of the Gateway Weekly Payoff Amounts, Gateway may provide a statement to MPC-Pro indicating the positive balance, and Wells Fargo will hold but not purchase Gateway Blocked Accounts submitted to it by MPC-Pro and GCI in a face amount equal to the remaining positive balance.  See Note 3 “Acquisition of Gateway Professional Business-Transition Services Agreement.”

We will pay fees equal to the Wells Fargo Prime Rate (as defined in the Receivables Advance Facility), plus 0.75% per annum (the “Wells Fargo Discount”) multiplied by the total amount of Accounts purchased and not yet paid by our customers, computed daily. The effective rate at December 31, 2007 was 8%. The minimum monthly fee to be paid in aggregate by MPC Corporation affiliates to Wells Fargo is determined by multiplying the Wells Fargo Discount, by $2.5 million.

Wells Fargo has the right to require that we re-purchase the Accounts in the event our customer does not pay the receivable within a timeframe specified under the Receivables Advance Facility, if a material customer dispute arises or in the event of a default under the Receivables Advance Facility. The Receivables Advance Facility is subject to customary default provisions. Wells Fargo has discretion under the Receivables Advance Facility as to the Accounts purchased and the percentage advanced after submission of the Account for approval. Wells Fargo is not obligated to buy any Account from us that Wells Fargo does not deem acceptable in its sole discretion. There is no minimum amount of Accounts to be purchased by Wells Fargo under the Receivables Advance Facility. The facility is secured by substantially all of our assets. The Receivables Advance Facility is for a term of three (3) years terminating November 14, 2009. Early termination fees apply if the Receivables Advance Facility is terminated before the end of its term.  The Receivables Advance Facility also provides for a $3.5 million collateral account for the benefit of Wells Fargo for repayment of any obligations arising under the Receivables Advance Facility.

On April 1, 2008, Wells Fargo provided an advance to MPC-Pro in the amount of $3.5 million (the “MPC-Pro Advance”). The MPC-Pro Advance is to be repaid by May 31, 2008, and is in addition to other amounts provided to us by Wells Fargo under the terms of our Account Purchase Agreements with Wells Fargo. We agreed to pay to Wells Fargo an advance fee in the amount of $15 thousand for the MPC-Pro Advance. Interest on the MPC-Pro Advance will be at Wells Fargo Prime Rate plus 1.25%.

Note Payable to Gateway

On December 6, 2007, MPC-Pro entered into an unsecured promissory note payable to Gateway (the “Promissory Note”) in the amount of $1.3 million as part of the consideration for the acquisition of the Professional Business.  The Promissory Note was executed pursuant to the Asset Purchase Agreement which contemplated the parties executing the Promissory Note at a point in the future when the principal amount had been determined. The Promissory Note is dated effective October 1, 2007, which was the closing date of the transaction under the Asset Purchase Agreement. The principal amount of the Promissory Note was calculated pursuant to terms set forth in the Asset Purchase Agreement.  The principal amount is due in three equal bi-monthly installments plus interest at 8% per annum beginning December 1, 2007 and ending on April 1, 2008. In the case of overdue payments of principal and/or interest on the Promissory Note, MPC-Pro must pay interest, on demand by Gateway, at a rate equal 12% per annum.

Debt Incurred in Acquisition

Debt incurred in connection with the acquisition of MPC Computers of $370 thousand was due July 25, 2006, including any unpaid interest, which is accrued at 5% per annum.  There is no assurance that we will be successful in renegotiating the terms of these notes. The holders have the right, at any time prior to payment, to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.00 per share, which was determined at the date of issuance. The common stock underlying these notes is covered by a registration rights agreement.  We filed the registration statement with the SEC on November 8, 2006 and it was declared effective on June 28, 2007.  During the year ended December 31, 2007, we repaid and settled $91 thousand of the debt and related interest and recognized a gain of $52 thousand as we settled for less than the amounts due.  During the first quarter of 2008, we made further payments and settlements with the holders.  As of March 28, 2008, $104 thousand remains outstanding to one holder who is the Chief Financial Officer of MPC Corporation.

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

Payable to Lessor

MPC Computers is a party to a commercial lease with Micron Technology dated April 30, 2001 (as amended, the “Lease”) under which we lease our primary manufacturing facility in Nampa, Idaho. A Fifth Amendment to the Lease deferred our rent payment obligations due or to become due between January 16, 2006 and May 31, 2007, without incurring late charges, provided that we pay base rent and other amounts (the “Extended Rent Obligation”) under the Lease at any time before May 31, 2007.  The total amount of the Extended Rent Obligation payable on May 31, 2007 was $2.5 million and had been recorded as an accrued liability. We had paid only $500 thousand of the Extended Rent by May 31, 2007.

On July 2, 2007, MPC Computers entered into a Sixth Amendment to the Lease of this manufacturing facility. The Sixth Amendment to Lease provides that MPC Computers will pay the balance of the Extended Rent Obligation in twelve equal monthly installments in the amount of $174 thousand, including interest at the annual rate of 12%. If any installment is not made, MPC Computers will incur a late charge of 5% of the amount of such installment, and interest shall increase to an annual default rate of 18%. The Sixth Amendment also provides that MPC Computers will pay the full amount of the Extended Rent Obligation in the event equity investment funds are received in an amount that exceeds $12.0 million. Additionally, if MPC Computers unrestricted cash and cash equivalents balance, combined with available lines of credit, exceeds $5.0 million at any time after January 1, 2008, the monthly installment amount increases to $348 thousand until the total Extended Rent Obligation is paid in full. In addition to making the Extended Rent Obligation payments, MPC Computers is obligated to pay current rent and all other Lease obligations as they become due and payable, including property taxes per the terms of the Lease.

Payable to TPV

On June 30, 2007, we entered into a settlement agreement with TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd (collectively “TPV”).  See Note 15, “Commitments and Contingencies.”  Under the agreement we agreed to pay TPV $2.1 million over a period of twelve months with interest at 8%.  The agreement provides for monthly payments of $120 thousand for six months and $254 thousand thereafter. The settlement amount had been previously recorded as accounts payable.  The payable to TPV was fully repaid on February 1. 2008.

Payable to Wacom

In August 2007, we settled a case with Wacom Technology Corporation (“Wacom”). See Note 15, “Commitments and Contingencies.” We agreed to pay Wacom $1.2 million in payments of $100 thousand per month beginning September, 2007 plus interest of 5%.

9.    DERIVATIVE WARRANT LIABILITIES AND CONVERTIBLE DEBENTURES

Derivative warrant liabilities and convertible debentures consist of the following:

	December 31, 2007
	Derivative Warrants	Convertible Debentures
(In thousands)	Fair Value	Fair Value	Face Value

New Convertible Debentures and Warrants	$1	$42	$—
September 29, 2006 Financing	633	1,548	1,353
	$634	$1,590	$1,353

	December 31, 2006
	Derivative Warrants	Convertible Debentures
(In thousands)	Fair Value	Fair Value	Face Value

New Convertible Debentures and Warrants	$3,123	$14,114	$9,849
September 29, 2006 Financing	3,006	7,120	4,936
	$6,129	$21,234	$14,785

Bridge Loan

On April 24, 2006, we entered into a Securities Purchase Agreement with certain existing investors pursuant to which we sold convertible debentures for an aggregate of $5.0 million. The investors also received an aggregate of 1,370,000 5-year warrants to purchase our no par value common stock for $3.12 per share, the fair market value of our common stock on the day the transaction closed. In connection with the Bridge Loan we issued 64,103 shares of common stock as payment of an origination fee to the investors.

The convertible debentures accrued interest at 10% per annum and the $5.0 million aggregate principal amount was originally scheduled to become due and payable July 24, 2006. We prepaid interest expense through July 24, 2006 with 40,064 shares of common stock at the time of the closing. On July 24, 2006, the maturity date on these debentures was extended to August 24, 2006 in return for an increase to the effective interest rate to 12%, payable in cash, for the period July 24, 2006 to August 24, 2006.

These convertible notes were hybrid financial instruments that embody certain features that meet the definition of derivative financial instruments and require bifurcation under SFAS No. 133 Accounting for Derivative Financial Instruments. These embedded derivatives were required to be combined into one compound derivative financial instrument and carried at fair value as derivative liabilities.  We early adopted and applied the provisions of SFAS 155 Accounting for Certain Hybrid Instruments which permits fair value remeasurement for any hybrid instrument (on an instrument-by-instrument basis) that contains an embedded derivative that would otherwise have to be bifurcated. Under SFAS 155, the entire hybrid instrument was initially recorded at fair value and subsequent changes in fair value were recognized in earnings. As noted below, the debentures were rolled into a new financing for New Convertible Debentures and Warrants on September 6, 2006. EITF 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments provides that an exchange or modification that substantively modifies future cash flows (defined as over 10%) requires treatment as an extinguishment of debt and was applicable for this transaction. The difference between the carrying value of the Bridge Loan debentures at extinguishment of $4.7 million and the fair value of the new September 6, 2006 financing totaling $15.2 million resulted in a loss on extinguishment of the Bridge Loan of $10.5 million.

In December 2006, FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2 (“EITF 00-19-2”), Accounting for Registration Payment Arrangements which changed the way that a contingent obligation under a registration payment arrangement was recorded. EITF 00-19-2 provides that the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this was effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. We adopted EITF 00-19-2 effective October 1, 2006. Upon adoption of EITF 00-19-2, the outstanding warrant liability balance associated with the detachable warrants was $1.3 million. Transition to the provisions of EITF 00-19-2 resulted in a change in accounting principle loss of $589 thousand and an adjustment to additional paid in capital of $1.9 million. The measurement of the contingent liability related to registration payment arrangements as of December 31, 2006 was nil under the provisions of FASB 5.

During the year ended December 31, 2007, the 1,370,000 5-year warrants were exercised for which we received $1.5 million.

New Convertible Debentures and Warrants

On September 6, 2006, we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we sold convertible debentures for an aggregate of $4.6 million. Additionally, the investors of the April 24, 2006 Bridge Loan exchanged $5.0 million face value of their convertible debentures plus $226 thousand of accrued interest thereon into the New Convertible Debentures and the existing and new investors received 4,924,500 warrants. The debentures become convertible into shares of common stock at a conversion price of $0.75 per share. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrue interest at 8% per annum after shareholder approval was obtained in December 2006.  The aggregate principal amount becomes due and payable September 6, 2009. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

Because the conversion price for the debentures and the exercise price for the warrants was below market value at the time of issuance and below the exercise and/or conversion price for certain previously issued warrants and convertible securities, anti-dilution rights of various security holders were triggered and resulted in the downward adjustment of the exercise and/or conversion price for various security holders, including the holders of our publicly traded warrants. See Note 10 – “Shareholders’ Equity.”

Both the debentures and the warrants contain provisions limiting conversion and exercise, or issuance of shares in lieu of interest, as the case may be, in the event that the holder’s beneficial ownership of our common stock would exceed 9.99%.  We concurrently entered into a registration rights agreement with the investors that required us to register all of the common stock issued and underlying the securities sold to investors. The registration rights agreement contains customary indemnification and contribution provisions. We filed the registration statement with the SEC on November 8, 2006 and it was declared effective on June 28, 2007. Not all of the common stock underlying the debentures and warrants were registered under the registration statement due to blocker provisions imposed by certain investors on their registerable shares and from a reduction in the number of shares as required by the SEC. We believe we have substantially fulfilled our obligation under the registration rights agreement and will register the remaining unregistered shares when the blocker provisions are waived by the investors and when allowed by the SEC.

On March 5, 2007, we obtained amendments and waivers to the registration rights agreement and the debentures. Pursuant to a letter agreement, the majority of the investors, including Crestview Capital Master, LLC (“Crestview”) and Toibb Investment LLC (“Toibb”) agreed to waive the penalty provisions for not yet having an effective registration statement, and to extend the dates for filing a registration statement and all related deadlines, including the date by which the initial registration statement must be declared effective by the SEC, by 120 days. The investors in this offering also agreed that no Event of Default is presently deemed to have occurred under the debentures. The 120-day extension period lapsed, and the registration statement was not declared effective until June 28, 2007. For the year ended December 31, 2007, we incurred liquidated damages of $346 thousand under the registration rights agreement related to the delay in the effectiveness of our registration statement.

On October 1, 2007, we entered into an Amendment No. 1 to the Convertible Debenture with each of Crestview and Toibb pursuant to which their respective Convertible Debentures were convertible into Series A Preferred Stock.  See Note 11 “Shareholders’ Equity – Series A Preferred Stock”.

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

In determining the fair value of our freestanding derivative financial instruments we assumed an expiration term of 3.67 years, a volatility of 87.01% and interest rate of 3.45%. The estimated fair value of these derivative instruments at December 31, 2007 and December 31, 2006 are as follows:

	Fair Value	Fair Value
(In thousands)	of Debt	of Warrants	Total

December 31, 2007	$42	$1	$43

December 31, 2006	$14,114	$3,123	$17,237

During the year ended December 31, 2007, we issued 8,798,986 shares of common stock and 626,546 shares of Series A Preferred Stock upon conversion of $9.8 million face value of New Convertible Debentures plus accrued interest and penalties, and the exercise of 6,652,227 warrants.  See Note 11 – “Shareholders’ Equity (Deficit) Series A Preferred Stock.”

September 29, 2006 Financing

On September 29, 2006 we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we agreed to sell convertible debentures for an aggregate of $4.9 million. The majority of the transaction closed October 4, 2006.  The investors also received an aggregate of 2,468,125 warrants to purchase our common stock. The debentures become convertible into shares of common stock at a conversion price of $0.75 per share. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrue interest at 8% per annum after shareholder approval was obtained in December 2006 and the aggregate principal amount becomes due and payable September 29, 2009. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

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

We did not obtain any amendments or waivers from these investors and as a result, as of February 1, 2007, we began incurring liquidated damages under the registration rights agreement at the rate of 1.5% of the aggregate amount invested per month until the registration statement was declared effective on June 28, 2007. These liquidated damages must be paid in cash, and they accrue interest at a rate of 18% per annum. We notified the investors that we are unable to pay the interest and will accrue the interest if unpaid to their account. There is no assurance that they will allow us to defer payment of the liquidated damages. We accrued $383 thousand in liquidated damages under the registration rights agreement during the year ended December 30, 2007.  Since we have not paid all of the interest or penalties due under the debentures or the registration rights agreement, a holder could declare the debentures to be in default and accelerate the debt due under the debentures.  If this were to happen, the debentures would accrue interest at the rate of 22% per annum. We may be required to pay interest or other required payments in cash rather than stock and could be forced to use our limited cash to redeem all or a portion of the outstanding debentures.

In connection with this financing, we issued 499,867 warrants with a 5-year term to the placement agent to purchase our common stock for $1.10 per share.

In determining the fair value of our freestanding derivative financial instruments we assumed an expiration term of 3.75 years, a volatility of 89.34% and an interest rate of 3.45%.  The estimated probability of a dilutive financing transaction occurring is based on management’s estimate of such a transaction in the future. The estimated fair value of these derivative instruments at December 31, 2007 and December 31, 2006 are as follows:

	Fair Value	Fair Value
(In thousands)	of Debt	of Warrants	Total

December 31, 2007	$1,548	$633	$2,181

December 31, 2006	$7,120	$3,006	$10,126

During the year ended December 31, 2007, we issued 6,314,927 shares of common stock upon conversion of $3.6 million in face value of debentures from the September 29, 2006 Financing plus accrued interest and penalties and the exercise of 893,125 warrants.

10.    SERIES B PREFERRED STOCK

In connection with the acquisition of the Professional Business, we issued 5,602,454 shares of MPC Corporation common stock totaling approximately 19.9% of our outstanding common stock as of the Closing Date, and 249,171 shares of MPC Corporation Series B Preferred Stock convertible into 4,983,416 shares of our common stock. All MPC Corporation Series B Preferred Stock issued to Gateway converts to MPC Corporation common stock upon shareholder approval by a majority of the MPC Corporation common shareholders (the “Series B Automatic Conversion Event”). As a condition of the Asset Purchase Agreement, Gateway shall vote in favor of the Series B Automatic Conversion Event. In the event shareholder approval is not obtained, all outstanding shares of Series B Preferred Stock shares are to be redeemed by MPC Corporation at 1.5 times the closing price times the number of shares of our common stock into which the Series B Preferred Stock is then convertible. The MPC Corporation Series B Preferred Stock is participating, non-voting, and has a liquidation preference equal to $.00000001 per share.

In accounting and valuing for the Series B Preferred Stock, we considered the guidance of EITF D-98 Classification and Measurement of Redeemable Securities. Under the terms of the Asset Purchase Agreement, Gateway has agreed to vote in favor of the conversion of the Series B Preferred Stock. In addition, our management will vote in favor of the conversion and believes that, based on discussions with our significant investors, they will also vote in favor of the conversion. Management also believes that the cash redemption of the Series B Preferred Stock would be a significant financial strain to our company and be detrimental to our shareholders’ investment. Based on these factors, we believe it is very unlikely that shareholder approval of the conversion of the Series B Preferred Stock to common stock will not be obtained and shares redeemed in cash. Other features of the Series B Preferred Stock, such as the liquidation preference, were considered de minimis in the assessment of the value of the stock.  Therefore, in accordance with EITF D-98, the Series B Preferred Stock is recorded and carried at its fair value at initial date of issue.  In the event the Series B Conversion Event is not approved and it becomes probable that the Series B Preferred Stock will be redeemed in cash, we will recognize changes in redemption value immediately as they occur and adjust the carrying value of the Series B Preferred Stock to equal the redemption value at the end of each reporting period.

The MPC Corporation Common shares and MPC Corporation Series B Preferred Stock issued to Gateway were valued at $7.1 million and $6.3 million, respectively, based on volume-weighted average of MPC Corporation’s closing common stock price of $1.2657 per share over a six business day period, from August 30, 2007 through September 7, 2007. Such period included two business days prior to the date of the Asset Purchase Agreement on September 4, 2007 and two business days after our September 5, 2007 announcement of the transaction. The MPC

Corporation Series B Preferred Stock was valued based on the common-equivalent number of shares that would be issued following the Series B Automatic Conversion Event.

11.    SHAREHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

As a condition to close under the Asset Purchase Agreement for the acquisition of the Professional Business, MPC Corporation was to have raised at least $9.0 million in additional cash and cash equivalents through the conversion of outstanding convertible securities, the exercise of warrants or the sale of additional equity securities, as measured relative to our cash and cash equivalents as of the September 4, 2007 date of the Asset Purchase Agreement.  This condition was modified to raising at least $8.0 million under a Letter Agreement dated October 1, 2007 (the “Letter Agreement”) among the parties to the Asset Purchase Agreement.  In satisfaction of this condition, on October 1, 2007 we raised $8.3 million from the exercise for cash of $1.10 warrants issued in connection with two private placement financings in September 2006 that included the issuance of convertible debentures.

In connection with the obligation under the Letter Agreement, two MPC Corporation investors, Crestview and Toibb, intended to exercise their warrants and convertible debentures, but because of their large holdings, their beneficial ownership of our common stock, as defined in Rule 13d-3 as promulgated under the Securities Exchange Act of 1934, as amended, could have exceeded 9.99%.  As such, on October 1, 2007, we entered into an Amendment No. 1 to Convertible Debenture with each of Crestview and Toibb (the “Debenture Amendments”), pursuant to which their respective Convertible Debentures due on September 6, 2009 were amended such that the debentures were convertible into shares of Series A Preferred Stock.  Additionally, MPC Corporation and both Crestview and Toibb agreed that, upon the exercise of their warrants prior to the Closing, we would issue (i) common stock only to the extent that their beneficial ownership reaches 9.99% and (ii) the number of shares of MPC Corporation Series A Preferred Stock that will convert into a number of shares of MPC Corporation common stock equal to the difference between the number of shares of common stock such holder would receive if all of such holder’s warrants were exercised for our common stock and the number of shares of our common stock such holder actually received in order to avoid exceeding 9.99% beneficial ownership. Additionally, on October 1, 2007, we entered into an amendment to the Registration Rights Agreement dated as of September 6, 2006 with Crestview and Toibb such that the registration and other rights applicable to shares of common stock issuable upon conversion of their debentures apply equally to the shares of common stock issuable on conversion of the Series A Preferred Stock issued pursuant to the Debenture Amendments.

In conjunction with the exercise of the $1.10 warrants and our obligations under the Letter Agreement, on October 1, 2007, 7,545,352 warrants were exercised, $11.0 million in face value of convertible debentures were converted plus accrued interest and penalties thereon, and we issued 12,912,166 shares of MPC Corporation common stock and 626,546 shares of MPC Corporation Series A Preferred Stock. The MPC Corporation Series A Preferred Stock is convertible into 12,530,925 shares of MPC Corporation common stock.  The MPC Corporation Series A Preferred Stock is participating, non-voting, and has a liquidation preference equal to $.00000001 per share. Each share of MPC Corporation Series A Preferred Stock will automatically convert to MPC Corporation common stock at such time the conversion would not cause the beneficial ownership to exceed 9.99% beneficial ownership.

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

The following table presents the activity for stock options outstanding under the 2001 and 2004 Plans:

				Weighted
	Employee	Employee Non-	Third Party	Average
	Incentive Stock	Qualified Stock	Consultant	Exercise
	Options	Options	Options	Price
Outstanding – December 31, 2005	339,573	207,928	65,501	$3.53
Granted	—	90,000	—	$1.38
Forfeited/Cancelled	(39,571)	(101,143)	—	$3.34
Exercised	(5,300)	—	(3,571)	$3.06
Outstanding - December 31, 2006	294,702	196,785	61,930	$3.25
Granted	—	—	—	—
Forfeited/Canceled	—	—	(21,000)	$5.50
Exercised	—	(22,400)	—	$1.38
Outstanding - December 31, 2007	294,702	174,385	40,930	$3.21

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price	Life	Number	Price
At December 31, 2006
$1.38 to $3.50	492,417	$2.93	5.44	492,417	$2.93
$4.46 to $6.26	61,000	$5.56	4.64	61,000	$5.56
	553,417	$3.22	5.35	553,417	$3.22

At December 31, 2007
$1.38 to $3.50	470,017	$3.00	4.57	470,017	$3.00
$4.46 to $6.26	40,000	$4.82	5.64	40,000	$4.82
	510,017	$3.21	4.65	510,017	$3.21

The following table presents the activity for restricted stock units outstanding under the 2004 Plan:

	# of Restricted	Weighted
	Stock Units	Average
	Granted	Stock Price
Outstanding - December 31, 2005	1,305,290	$6.15
Granted	566,901	$3.40
Forfeited/Cancelled	(167,836)	$4.50
Exercised	(110,935)	$6.18
Outstanding - December 31, 2006	1,593,420	$5.34
Granted	3,134,193	$0.94
Forfeited/Cancelled	(132,051)	$2.71
Exercised	(1,095,146)	$5.83
Outstanding - December 31, 2007	3,500,416	$1.34

Warrants – Common Stock

We issued 3,600,000 warrants in connection with our 2004 initial public offering.  These warrants were exercisable at $5.50 per share, but have subsequently been adjusted to $3.77 per share in August 2007 due to anti-dilution provisions triggered from convertible debentures and warrants issued by us in September 2006 with conversion features at below then current market prices. The warrants are callable by us at $0.25 per share if our common stock trades at or above $9.50 per share for 20 consecutive days. None of these warrants have yet been exercised, and we do not anticipate that a material amount of the warrants will be exercised unless we are able to exercise our call right, which would require our stock trading price to close at a price of at least $9.50 for 20 consecutive trading days. Our stock has never traded above $9.50 per share.  These warrants expire October 1, 2009.

In January and February 2006, holders of certain warrants, issued in connection with the acquisition of MPC Corporation transferred warrants to various other individuals and entities who then exercised those warrants and purchased from us an aggregate of 1,032,267 shares of its common stock at a price of $3.00 per share, for gross proceeds of approximately $3.1 million before commissions and other transaction expenses.  Concurrent with these transactions, we issued 344,089 new ten-year warrants to the original warrant holders at a purchase price of $5.50 per share.  We recorded an imputed non-cash interest expense of $767 thousand in the first quarter of 2006 based on the Black-Scholes valuation of the warrants issued.

The following table presents the activity for warrants outstanding on our Common Stock:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding December 31, 2005	7,700,209	$5.02
Issued	10,632,581	$1.25
Forfeited/Cancelled	(1,032,267)	$3.00
Exercised	(2,143)	$3.50
Outstanding December 31, 2006	17,298,380	$2.82
Issued	—	—
Forfeited/Cancelled	—	—
Exercised	(7,545,352)	$1.10
Outstanding December 31, 2007	9,753,028	$3.04

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of 4.28 years as of December 31, 2007.  The weighted average exercise price at December 31, 2007 reflects the August 2007 repricing of certain warrants from $5.50 per share to $3.77 as discussed above.

Warrants - Units

As part of our IPO, we issued 90,000 warrants to purchase units (one share and two ordinary share warrants) to underwriters at $9.08 per unit. The underwriters must also pay $0.001 per unit for the warrants. These warrants are exercisable until October 1, 2009. These warrants on units are not included in the above table.

12.    RELATED PARTY TRANSACTIONS

In connection with acquisition of the Professional Business, on October 1, 2007, MPC-Pro entered into a Transition Services Agreement (the “TSA”) with Gateway.  In 2007, MPC-Pro paid Gateway $5.3 million for accounting, human resource, manufacturing, procurement, marketing, information technology, and other specified services under the terms of the TSA.   Under the TSA, Gateway also undertook certain buy/sell activities related to components on behalf of MPC, which includes procuring components from component suppliers, selling of such components to original design manufacturers (“ODMs”) for manufacture of finished goods that are ordered from ODMs by Gateway, and the subsequent selling of such finished goods to MPC-Pro (the “Buy/Sell Activity”).  In addition to the Buy/Sell activity under the TSA, MPC-Pro acquired certain additional component inventory from Gateway.  In 2007, payments to Gateway under the Buy/Sell Activity and purchases of such component inventory totaled $57.1 million.  At December 31, 2007 we had accounts payable and accrued expenses to Gateway totaling $20.7 million and $3.8 million, respectively, related to the Buy/Sell activity and purchases of inventory and related services.

In connection with the acquisition of the Professional Business, MPC-Pro issued to Gateway a promissory note in the amount of $1.3 million (the “Promissory Note”).    During 2007, MPC-Pro paid to Gateway $18 thousand of interest and $431 thousand of principal to Gateway under the Promissory Note.  The payable to Gateway was $862 thousand at December 31, 2007.

During 2007, MPC-Pro provided certain manufacturing services to Gateway, and charged Gateway $6.0 million for such services.  At December 31, 2007, the receivable from Gateway for such services was $3.2 million.

MPC-Pro leases from Gateway 45,552 square feet of office space in North Sioux City, South Dakota.  During 2007, MPC-Pro paid Gateway lease payments totaling $154 thousand.

We are indebted to Curtis Akey, our chief financial officer, under the terms of a promissory note dated April 13, 2007 for services provided prior to his employment with us.  As of December 31, 2007, the outstanding balance under the promissory note was $104 thousand, which amount is currently due and payable.  See Note 8 “Notes Payable and Debt-Debt Incurred in Acquisition.”

13.    INCOME TAXES

Through 2007, we have generated losses for both financial reporting and tax purposes. As a result, for income tax return reporting purposes, we may utilize approximately $36.9 million of net operating loss carryforwards, which begin to expire in 2022 and are available as late as 2027.  We believe these net operating loss carryforwards are subject to an annual limitation on their use of $967 thousand pursuant to Internal Revenue Code Section 382.  However, we have not yet completed our analysis of additional limitations, if any, resulting from the acquisition of the Professional Business and the conversion of our debentures and the exercise of our warrants during 2007.

We have determined that $40.2 million and $24.9 million of deferred tax assets as of December 31, 2007 and 2006, respectively, did not satisfy the realization criteria under accounting principles generally accepted in the United States of America as set forth in SFAS 109, primarily due to our history of operating losses. Accordingly, a valuation allowance has been recorded against our deferred tax assets.  Should management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reversed to the extent of such realizability.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the criteria for the measurement, recognition and derecognition of income taxes under FASB Statement No. 109, Accounting for Income Taxes. It also requires additional financial statement disclosures about uncertain tax positions including classification, interest and penalties. We adopted FIN No. 48 effective January 2007. Because we have not been profitable since our initial public offering, we have not realized any deferred tax assets. FIN No. 48 did not have a material impact on our financial position or results of operations. If our tax status were to change in the future, we would have to reevaluate the impact of FIN No. 48 on our financial position and results of operations at that time.

The significant components of the net deferred tax asset at December 31, 2007 and 2006 consist of the following:

(In thousands)

	December 31,
Deferred Tax Assets	2007	2006
Current Deferred Tax Assets
Allowance for Doubtful Accounts	$1,162	$1,231
Inventory	4,879	1,990
Accrued Payroll and Benefits	755	—
Accrued Expenses	—	236
Accrued Warranty	2,715	—
Deferred Revenue	4,714	—
Other	98	259
Valuation Allowance	(14,242)	(3,716)
Total Current Deferred Tax Assets	81	—

Current Deferred Tax Liabilities
Other	(81)	—
Total Current Deferred Tax Liabilities	(81)	—

Non-current Deferred Tax Assets
Accrued Warranty	773	834
Deferred Revenue	9,155	11,989
Stock Based Compensation	2,245	2,399
Net Operating Loss	14,026	8,106
Other	220	11
Valuation Allowance	(25,978)	(21,170)
Total Net Deferred Tax Assets	443	2,169

Non-current Deferred Tax Liabilities
Property, Plant and Equipment	(438)	(1,436)
Intangible Assets	—	(729)
Derivative Financial Instruments	—	—
Other	(4)	(4)
Total Deferred Tax Liabilities	(443)	(2,169)

Net Deferred Tax Asset & Liabilities	$—	$—

Income tax expenses differed from the amounts computed by applying the U.S. Federal and State income tax rates to loss before income taxes as a result of the following:

	Years Ended
	December 31,
Rate Reconciliation - expense (benefit)	2007	2006

Federal income tax at statutory rate	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(3.4)%	(3.2)%
Change in valuation allowance	70.8%	27.6%
Loss on extinguishment of debt	0.0%	6.8%
Derivative financial instrument expense	(24.1)%	2.7%
Other	(8.3)%	1.1%
	0.0%	0.0%

14.    SEGMENT INFORMATION

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

All of our operations share similar economic characteristics.  The nature of our products and services, production processes, class of customer, and method of distribution are all similar in nature.  Our environment involves the operation of a two plants with no separate identifiable assets by market or services. We use a common workforce to produce or service our products. Our operations and production are conducted at the two facilities and each have a production line with a common workforce to produce various computer products for our customers. We direct sell to the U.S. federal government, state and local governments, educational institutions and mid-sized commercial businesses that have similar characteristics.  The distribution to these customers is very similar in nature.  Furthermore, the types of information and internal reports used by management to monitor performance, evaluate results of operations, allocate resources, and otherwise manage the business support a single reportable segment. Accordingly, based on these similarities, we have concluded our operations may be aggregated into one reportable segment.

For the years ended December 31, 2007 and 2006 revenues earned directly or indirectly from agencies of the U.S. federal government accounted for approximately 40% and 39%, respectively, of total revenues.  It is impractical for us to provide product and service revenues.

15.    COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We are obligated to make future payments under various contracts, such as operating leases, royalty and licensing agreements and unconditional purchase obligations. The following represents our contractual commitments as of December 31, 2007:

(In Thousands)

	Year ended December 31,
	Total	2008	2009	2010	2011	2012	Thereafter
Operating leases (1)	$3,659	$1,373	$605	$614	$600	$467	$—
Royalty/licensing agreements (2)	15	15	—	—	—	—	—
Notes Payable and Debt	64,249	64,249	—	—	—	—	—
Convertible Debentures (Face Value)	1,353	1,353	—	—	—	—	—
Estimated purchase obligations (3)	37,608	37,608	—	—	—	—	—
Other obligations	200	90	55	55	—	—	—
Total contractual cash obligations	$107,084	$104,688	$660	$669	$600	$467	$—

(1)

We currently lease approximately 340,700 square feet of office and manufacturing space at 906 E. Karcher Road, Nampa, Idaho, under a lease that expires May 31, 2008. Our corporate headquarters are located at the Nampa facility. We lease approximately 4,712 square feet of office space in Waukesha, Wisconsin under a lease that expires Nov 30, 2008. We also lease a regional sales office located in Oakbrook, Illinois, which is 1,579 square feet and expires January 31, 2008. We additionally lease 45,552 square feet of office space in North Sioux City, South Dakota under a lease expiring in September 2012 and lease a 7,870 square foot loading dock expiring on November 27, 2012 also in North Sioux City. Rent expense totaled $2.1 million and $2.3 million for the years ended December 31, 2007 and 2006, respectively.

(2)

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

At December 31, 2007 we had outstanding letters of credit totaling $6.3 million expiring at various dates through July 2008. The letters of credit were fully collateralized with cash on deposit at the issuing bank.

We have entered into employment agreements with four of our key officers. These agreements bear standard employment terms and conditions. The employment agreements are effective through October 2010 and October 2011 and automatically extend for additional one-year terms unless terminated by us or the key officer. In addition, we have 14 employees with severance agreements and one employee with a retention agreement.  The total potential liability for severance under the employment agreements, severance agreements and retention agreement is $1.8 million.

In connection with the acquisition of the Professional Business, we issued to Gateway 249,171 shares of MPC Corporation Series B Preferred Stock convertible into 4,983,416 shares of our common stock. All MPC Corporation Series B Preferred Stock to be issued to Gateway converts to MPC Corporation common stock upon shareholder approval of the Series B Automatic Conversion Event. We believe it is probable that shareholder approval will be obtained.  In the event shareholder approval is not obtained, all outstanding shares of Series B Preferred Stock shares are to be redeemed by us at 1.5 times the closing price of our common stock on October 1, 2008 times the number of shares of common stock into which the Series B Preferred Stock is then convertible.  Based on the closing price of our common stock of $0.63 per share on December 31, 2007, the redemption value would be $4.7 million.

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

TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd.

We were a defendant in a lawsuit filed by TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd. filed in the 98th Judicial Court of Travis County, Texas, alleging that we failed to pay invoices for computer equipment.  In June 2007, we settled the case by agreeing to pay $2.1 million over a period of 12 months with interest accruing at 8%.

Wacom Technology Corporation

We were a defendant in a lawsuit filed by Wacom Technology Corporation. This suit was filed on March 6, 2007 in the U.S. District Court, District of Idaho alleging that we have failed to pay invoices for computer equipment in the amount of a $1.2 million.  In August 2007, we settled the case by agreeing to pay the full $1.2 million in monthly payments of $100 thousand per month beginning September 2007 plus interest accruing at 5%.

Other Matters

On December 17, 2007, the General Services Administration (GSA) served MPC Computers with a subpoena to provide records regarding sales under our GSA Multiple Award Schedule contract.  The subpoena relates to an industry-wide investigation into alleged non-compliance with the Trade Agreements Act.  We are not presently aware of any material violations of the Trade Agreements Act.  However, the matter is in the preliminary stages and we cannot predict an outcome at this time. Our non-compliance could lead to imposition of penalties and termination of the contract.  The termination of the contract could lead to loss of substantial revenues from the federal government.

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

16.    SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest for the years ended December 31, 2007 and 2006 was $3.9 million and $2.4 million, respectively.

No cash was paid for income taxes for the years ended December 31, 2007 and 2006.

Year ended December 31, 2007

The following presents the assets acquired and liabilities assumed relating to our acquisition of the Gateway Professional Business. See Note 3 “Acquisition of Gateway Professional Business.”

(In thousands)

Inventory	$25,438
Other Current Assets	4,290
Goodwill	23,058
Intangibles	21,500
Property and Equipment	8,003
Warranties	(39,127)
Deferred Revenues	(19,030)
Other Current Liabilities	(8,200)
$15,932

In connection with the acquisition, we issued 5,602,454 shares of common stock valued at $7.1 million and 249,171 shares of Series B Preferred Stock valued at $6.3 million.

We issued 8,660,189 shares of common stock and 571,966 shares of Series A Preferred Stock valued at $9.7 million and $1.6 million, respectively from the conversion of debentures and accrued interest.

We issued 6,453,744 shares of common stock and 54,580 shares of Series A Preferred Stock from the exercise of 7,545,352 warrants and received proceeds of $8.3 million.  The derivative warrant liability was reduced by $3.0 million.

Year ended December 31, 2006

We settled an outstanding dispute with a vendor in exchange for a cash payment of $240 thousand during the year ended December 31, 2006.

Supplemental disclosure of non-cash activity:

During the year ended December 31, 2006, $325 thousand of common stock was issued for interest and origination fees on a $5.0 million bridge loan.

During the year ended December 31, 2006, $56 thousand of notes payable and interest was converted to common stock at a price of $3.00 per share.

During the year ended December 31, 2006, $4 thousand of common stock was surrendered by a former director upon his resignation.

17.    SUBSEQUENT EVENTS

On April 14, 2008, we entered into a Manufacturing Services Agreement (the “MSA”) and a Bill of Sale and Transfer Agreement (the “Bill of Sale Agreement”) with Flextronics Computing Sales and Marketing Ltd. (“Flextronics”).  Under the MSA, Flextronics will perform procurement, manufacturing, assembly and testing for MPC Corporation at the Flextronics manufacturing facility in Juarez, Mexico.  Transition of operations from our Nashville, Tennessee manufacturing facilities to Juarez is expected to be completed by December 31, 2008 (the “Move Completion Date”).  The MSA provides for Flextronics to achieve certain cost reduction targets, during the first twelve months following the Move Completion Date that are expected to provide substantial cost savings to MPC Corporation.  In addition, on a one-time basis, Flextronics will purchase substantially all of our materials and inventory in Nashville. Under the Bill of Sale Agreement, Flextronics will purchase manufacturing equipment for $1 million, subject to MPC Corporation’s possible retention of the manufacture of a computing platform.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  (T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our CEO and our CFO, as of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)).   Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Our internal control over financial reporting is designed under the supervision of our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. In reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004), management determined that it would exclude the Professional Business, which was acquired from Gateway, Inc. on October 1, 2007, from the scope of its assessment of internal control over financial reporting as of December 31, 2007.  The reason for its exclusion is that the Professional Business was acquired by the company in a purchase business combination that was completed on October 1, 2007, and it was not possible for management to conduct an assessment of the Professional Business unit’s internal control over financial reporting in the period between the date the combination was completed and the date of management’s assessment.  Total assets and total revenues of the Professional Business constituted approximately 32% and 34%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2007.

Based on this assessment, management has concluded that our internal control over financial reporting, excluding the Professional Business, was effective as of December 31, 2007. During its assessment, management did not identify any material weakness in our internal control over financial reporting.

However, in connection with the Professional Business, the process of extracting information necessary to prepare financial statements was highly manual, complex, and time consuming due to the integration of four distinct reporting systems. In addition, certain key accounts were not reconciled at year end, which lead to a current material weakness with respect to the Professional Business.   Integration of separate businesses and reporting systems is sometimes difficult and time consuming and we  have therefore commenced a number of efforts to remediate the material weakness with respect to the Professional Business so that our combined business will have adequate internal controls over financial reporting.  These efforts include the migration of data and processes to one financial reporting system, redeployment of staff to unfulfilled tasks, and  enhanced training and review procedures of account reconciliations.

We communicated the results of management’s assessment to the Audit Committee of our Board of Directors including the identification of the material weakness with respect to the Professional Business.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Except for  integration and changes on which we are working to address the material weakness  with respect to the Professional Business noted above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item will be set forth under the caption “Directors” and “Executive Officers” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 30, 2008, and is incorporated herein by this reference.

We have adopted a code of ethics that applies to our Chairman, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer; principal accounting officer and controller (as well as persons performing similar functions).  The code of ethics can be found on our website at www.mpccorp.com under Investor Relations.  Any amendments to or waivers from a provision of this code of ethics will be posted on our Internet website.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this Item will be set forth in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 30, 2008, and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information called for by this Item will be set forth in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 30, 2008, and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item will be set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 30, 2008, and is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be set forth under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 30, 2008, and is incorporated herein by this reference.

PART IV

ITEM 15.  EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

2.2	Securities Purchase Agreement dated April 24, 2006 (2)

2.3	Securities Purchase Agreement dated September 6, 2006 (3)

2.4	Securities Purchase Agreement dated September 29, 2006 (4)

2.5	Asset Purchase Agreement dated September 4, 2007 (23)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (5)

3.2	Amended and Restated Bylaws of the Registrant, as amended (19)

4.1	Specimen common stock certificate (6)

4.2	Form of Representative’s Option Agreement for Units (7)

4.3	Form of Warrant Agreement (7)

4.4	Form of Warrant (8)

4.5	2001 Equity Incentive Plan (9)

4.6	2004 Equity Incentive Plan (10)

4.7	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.8	Form of Warrant entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.9	Registration Rights Agreement dated April 24, 2006 entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.10	Form of Lock-up Agreement entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.11	Registration Rights Agreement dated July 25, 2005, as amended December 6, 2006 (11)

4.12	Form of $1.10 Warrant (12)

4.13	Form of $1.60 Warrant (12)

4.14	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.15	Form of Warrant entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.16	Registration Rights Agreement entered into in connection with Securities Purchase Agreement dated September 6, 2006 (24)

4.17	Form of Lock-up Agreement entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.18	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.19	Form of Warrant entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.20	Registration Rights Agreement entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.21	Form of Letter Agreement amending and waiving provisions of the Registration Rights Agreement dated September 6, 2006 and Convertible Debentures due September 6, 2009 (21)

4.22	Lock-up Agreement dated October 1, 2007 by and between the Company and Gateway, Inc. (5)

4.23	Registration Rights Agreement dated October 1, 2007 by and between the Company and Gateway, Inc. (5)

4.24	Amendment No. 1 to Convertible Debenture dated as of October 1, 2007 by and between the Company and Crestview Capital Master LLC (5)

4.25	Amendment No. 1 to Convertible Debenture dated as of October 1, 2007 by and between the Company and Toibb Investment LLC (5)

9.1	Form of Voting Agreement entered into in connection with the Securities Purchase Agreement dated September 6, 2006 (3)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (13)

10.2	Form of Indemnity Agreement with each Director and certain Officers (13)

10.3	Management Incentive Plan (14)

10.4	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended (22)

10.5	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC Computers, LLC (18)

10.6	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC-G, LLC (18)

10.7	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC Solution Sales, LLC (18)

10.8	Cross-Collateral and Cross Default Agreement dated November 16, 2006 (18)

10.9	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.10	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.11	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.12	Transition Services Agreement dated as of October 1, 2007 among MPC PRO, LLC and Gateway, Inc., as amended (26)

10.13

Intercreditor Agreement dated as of October 1, 2007 by and among Wells Fargo Bank, National Association acting through its Wells Fargo Business Credit operating division, Gateway, Inc., Gateway Companies, Inc. and MPC-Pro, LLC, as amended (27)

10.14	Account Purchase Agreement dated as of October 1, 2007 between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC-Pro, LLC (5)

10.15

Account Purchase Agreement dated as of October 1, 2007 between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and Gateway Companies, Inc. (5)

10.16

Guaranty by Corporation dated as of October 1, 2007, by and between MPC Corporation for the benefit of Wells Fargo Bank, National Association through its operating Division Wells Fargo Business Credit (5)

10.17

Guaranty by Corporation dated as of October 1, 2007, by and between MPC Corporation for the benefit of Wells Fargo Bank, National Association through its operating Division Wells Fargo Business Credit (5)

10.18

Second Amendment to Account Purchase Agreement dated as of October 1, 2007 by and between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC Computers, LLC (5)

10.19

Second Amendment to Account Purchase Agreement dated as of October 1, 2007 by and between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC-G, LLC (5)

10.20

Second Amendment to Account Purchase Agreement dated as of October 1, 2007 by and between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC Solutions Sales LLC (5)

10.21

Cross-Collateral and Cross Default Agreements dated as of October 1, 2007 by and among Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC Computers, LLC, MPC-G, LLC, MPC Solutions Sales, LLC, Gateway Companies, Inc. and MPC-Pro, LLC (5)

10.22	Lease dated September 4, 2007 by and between Gateway, Inc. and MPC-PRO, LLC (5)

10.23	Letter Agreement dated October 1, 2007 by and between MPC Corporation, MPC-PRO, LLC, Gateway Technologies Inc. and Gateway, Inc. (5)

10.24	Limited License of Gateway’s Rights dated October 1, 2007 by and between the Company and Gateway, Inc. (5)

10.25	Executive Employment Agreement between MPC Corporation and John Yeros dated as of October 15, 2007 (25)

10.26	Executive Employment Agreement between MPC Corporation and Jeffrey E. Fillmore dated as of October 15, 2007 (25)

10.27	Executive Employment Agreement between MPC Corporation and Curtis Akey dated as of October 15, 2007 (25)

10.28	Executive Employment Agreement between MPC Corporation and Ross Ely dated as of October 15, 2007 (25)

10.29	Promissory Note entered into as of December 6, 2007, and effective as of October 1, 2007, among MPC-Pro, LLC, Gateway, Inc., and MPC Corporation (28)

10.30	Services Agreement dated as of December 5, 2007 among MPC Computers, LLC and Flextronics Computing Sales and Marketing Ltd. (29)

21.1	List of Subsidiaries (20)

23.1*	Consent of Ehrhardt Keefe Steiner & Hottman PC (Independent Registered Public Accounting Firm)

31.1*	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of MPC Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
** Furnished herewith.

(1) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 25, 2005 and on Registrant’s Current Report on Form 8-K, filed on May 16, 2005 and July 12, 2005.

(2) Incorporated by reference to Exhibits 2.1, 4.1, 4.2, 4.3, and 4.4 respectively, on Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006.

(3) Incorporated by reference to Exhibits 2.1, 4.1, 4.2, 4.3, 4.4, and 99.2 respectively, on Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2006.

(4) Incorporated by reference to Exhibits 2.1, 4.1, 4.2, and 4.3 respectively, on Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2006.

(5) Incorporated by reference to Exhibit 3.1, 4.1, 4.2, 4.3, 4.4, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, and 10.13, respectively, on Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007.

(6) Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on July 23, 2004.

(7) Incorporated by reference to Exhibit 4.7 and 4.8, respectively, to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 1, 2004.

(8) Incorporated by reference to Exhibit 4.9 to Amendment No. 7 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 24, 2004.

(9) Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2005.

(10) Incorporated by reference to Exhibit 99.2 on Form S-8, filed with the Securities and Exchange Commission on July 25, 2005

(11) Incorporated by reference to Exhibits 99.1 and 99.2 on Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2005.

(12) Incorporated by reference to Exhibits 4.1 and 4.2 respectively, on Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2006.

(13) Incorporated by reference to Exhibit 10.4 and 10.5 on Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005.

(14) Incorporated by reference to Exhibit 10.3 on Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2006.

(18) Incorporated by reference to Exhibit 99.1, 99.2, 99.3, 99.4, 99.5, 99.6, and 99.7, respectively, on Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2006.

(19) Incorporated by reference to Exhibit 3.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007.

(20) Incorporated by reference to Exhibit 21.1 on Registrant’s Annual Report on Form 10-KSB/A Amendment No. 1 filed with the Securities and Exchange Commission on April 6, 2007.

(21) Incorporated by reference to Exhibit 4.21 on Registrant’s Annual Report on Form 10-KSB/A Amendment No. 1 filed with the Securities and Exchange Commission on April 6, 2007.

(22) Incorporated by reference to 10.4 on Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2006 Exhibit 99.1 on Registrant’s Current Report on Form 8-K filed with the Security and Exchange Commission on July 10, 2006 and Exhibit 99.1 on Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 3, 2007

(23) Incorporated by reference to Exhibit 2.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2007.

(24) Incorporated by reference to Exhibit 4.3 on Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2006 and Exhibit 4.5 on Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007.

(25) Incorporated by reference to Exhibits 99.1 through 99.4 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2007

(26) Incorporated by reference to Exhibit 10.1 on Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007, Exhibit 99.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007, Exhibit 99.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2007, and Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008.

(27) Incorporated by reference to Exhibit 10.1 on Registrant’s Quarterly Report on Form 10-Q filed with the Securities and

Exchange Commission on November 14, 2007 and Exhibit 10.2 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008.

(28) Incorporated by reference to Exhibit 99.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007.

(29) Incorporated by reference to Exhibit 99.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPC Corporation

Date: April 14, 2008	/s/ John P. Yeros
John P. Yeros
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer,
/s/ John Yeros	Chairman and Director	April 14, 2008
John P. Yeros	(Principal Executive Officer)

Chief Financial Officer
/s/ Curtis Akey	(Principal Financial Officer)	April 14, 2008
Curtis Akey

Controller
/s/ Michael Profic	(Principal Accounting Officer)	April 14, 2008
Michael Profic

/s/ David A. Young	Director	April 14, 2008
David A. Young

/s/ Eric D. Murphy	Director	April 14, 2008
Eric D. Murphy

/s/ Kent L. Swanson	Director	April 14, 2008
Kent L. Swanson

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 20, 2005 by and among the Registrant, Spud Acquisition Corp., GTG PC Holdings, LLC and GTG-Micron Holding Company, LLC, as amended (1)

2.2	Securities Purchase Agreement dated April 24, 2006 (2)

2.3	Securities Purchase Agreement dated September 6, 2006 (3)

2.4	Securities Purchase Agreement dated September 29, 2006 (4)

2.5	Asset Purchase Agreement dated September 4, 2007 (23)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (5)

3.2	Amended and Restated Bylaws of the Registrant, as amended (19)

4.1	Specimen common stock certificate (6)

4.2	Form of Representative’s Option Agreement for Units (7)

4.3	Form of Warrant Agreement (7)

4.4	Form of Warrant (8)

4.5	2001 Equity Incentive Plan (9)

4.6	2004 Equity Incentive Plan (10)

4.7	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.8	Form of Warrant entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.9	Registration Rights Agreement dated April 24, 2006 entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.10	Form of Lock-up Agreement entered into in connection with Securities Purchase Agreement dated April 24, 2006 (2)

4.11	Registration Rights Agreement dated July 25, 2005, as amended December 6, 2006 (11)

4.12	Form of $1.10 Warrant (12)

4.13	Form of $1.60 Warrant (12)

4.14	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.15	Form of Warrant entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.16	Registration Rights Agreement entered into in connection with Securities Purchase Agreement dated September 6, 2006 (24)

4.17	Form of Lock-up Agreement entered into in connection with Securities Purchase Agreement dated September 6, 2006 (3)

4.18	Form of Convertible Debenture entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.19	Form of Warrant entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.20	Registration Rights Agreement entered into in connection with Securities Purchase Agreement dated September 29, 2006 (4)

4.21	Form of Letter Agreement amending and waiving provisions of the Registration Rights Agreement dated September 6, 2006 and Convertible Debentures due September 6, 2009 (21)

4.22	Lock-up Agreement dated October 1, 2007 by and between the Company and Gateway, Inc. (5)

4.23	Registration Rights Agreement dated October 1, 2007 by and between the Company and Gateway, Inc. (5)

4.24	Amendment No. 1 to Convertible Debenture dated as of October 1, 2007 by and between the Company and Crestview Capital Master LLC (5)

4.25	Amendment No. 1 to Convertible Debenture dated as of October 1, 2007 by and between the Company and Toibb Investment LLC (5)

9.1	Form of Voting Agreement entered into in connection with the Securities Purchase Agreement dated September 6, 2006 (3)

10.1	Form of Employment Memorandum for certain MPC Computers Officers (13)

10.2	Form of Indemnity Agreement with each Director and certain Officers (13)

10.3	Management Incentive Plan (14)

10.4	Commercial Lease with Micron Technology Inc., dated April 30, 2001, as amended (22)

10.5	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC Computers, LLC (18)

10.6	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC-G, LLC (18)

10.7	Account Purchase Agreement dated November 16, 2006 between Wells Fargo and MPC Solution Sales, LLC (18)

10.8	Cross-Collateral and Cross Default Agreement dated November 16, 2006 (18)

10.9	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.10	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.11	Guaranty by Corporation dated November 16, 2006 by HyperSpace Communications, Inc. for the benefit of Wells Fargo Bank. (18)

10.12	Transition Services Agreement dated as of October 1, 2007 among MPC PRO, LLC and Gateway, Inc., as amended (26)

10.13

Intercreditor Agreement dated as of October 1, 2007 by and among Wells Fargo Bank, National Association acting through its Wells Fargo Business Credit operating division, Gateway, Inc., Gateway Companies, Inc. and MPC-Pro, LLC, as amended (27)

10.14	Account Purchase Agreement dated as of October 1, 2007 between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC-Pro, LLC (5)

10.15

Account Purchase Agreement dated as of October 1, 2007 between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and Gateway Companies, Inc. (5)

10.16

Guaranty by Corporation dated as of October 1, 2007, by and between MPC Corporation for the benefit of Wells Fargo Bank, National Association through its operating Division Wells Fargo Business Credit (5)

10.17

Guaranty by Corporation dated as of October 1, 2007, by and between MPC Corporation for the benefit of Wells Fargo Bank, National Association through its operating Division Wells Fargo Business Credit (5)

10.18

Second Amendment to Account Purchase Agreement dated as of October 1, 2007 by and between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC Computers, LLC (5)

10.19

Second Amendment to Account Purchase Agreement dated as of October 1, 2007 by and between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC-G, LLC (5)

10.20

Second Amendment to Account Purchase Agreement dated as of October 1, 2007 by and between Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC Solutions Sales LLC (5)

10.21

Cross-Collateral and Cross Default Agreements dated as of October 1, 2007 by and among Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, and MPC Computers, LLC, MPC-G, LLC, MPC Solutions Sales, LLC, Gateway Companies, Inc. and MPC-Pro, LLC (5)

10.22	Lease dated September 4, 2007 by and between Gateway, Inc. and MPC-PRO, LLC (5)

10.23	Letter Agreement dated October 1, 2007 by and between MPC Corporation, MPC-PRO, LLC, Gateway Technologies Inc. and Gateway, Inc. (5)

10.24	Limited License of Gateway’s Rights dated October 1, 2007 by and between the Company and Gateway, Inc. (5)

10.25	Executive Employment Agreement between MPC Corporation and John Yeros dated as of October 15, 2007 (25)

10.26	Executive Employment Agreement between MPC Corporation and Jeffrey E. Fillmore dated as of October 15, 2007 (25)

10.27	Executive Employment Agreement between MPC Corporation and Curtis Akey dated as of October 15, 2007 (25)

10.28	Executive Employment Agreement between MPC Corporation and Ross Ely dated as of October 15, 2007 (25)

10.29	Promissory Note entered into as of December 6, 2007, and effective as of October 1, 2007, among MPC-Pro, LLC, Gateway, Inc., and MPC Corporation (28)

10.30	Services Agreement dated as of December 5, 2007 among MPC Computers, LLC and Flextronics Computing Sales and Marketing Ltd. (29)

21.1	List of Subsidiaries (20)

23.1*	Consent of Ehrhardt Keefe Steiner & Hottman PC (Independent Registered Public Accounting Firm)

31.1*	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of MPC Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

** Furnished herewith.

(1) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 25, 2005 and on Registrant’s Current Report on Form 8-K, filed on May 16, 2005 and July 12, 2005.

(2) Incorporated by reference to Exhibits 2.1, 4.1, 4.2, 4.3, and 4.4 respectively, on Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006.

(3) Incorporated by reference to Exhibits 2.1, 4.1, 4.2, 4.3, 4.4, and 99.2 respectively, on Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2006.

(4) Incorporated by reference to Exhibits 2.1, 4.1, 4.2, and 4.3 respectively, on Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2006.

(5) Incorporated by reference to Exhibit 3.1, 4.1, 4.2, 4.3, 4.4, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, and 10.13, respectively, on Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007.

(6) Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on July 23, 2004.

(7) Incorporated by reference to Exhibit 4.7 and 4.8, respectively, to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 1, 2004.

(8) Incorporated by reference to Exhibit 4.9 to Amendment No. 7 to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 24, 2004.

(9) Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2005.

(10) Incorporated by reference to Exhibit 99.2 on Form S-8, filed with the Securities and Exchange Commission on July 25, 2005

(11) Incorporated by reference to Exhibits 99.1 and 99.2 on Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2005.

(12) Incorporated by reference to Exhibits 4.1 and 4.2 respectively, on Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2006.

(13) Incorporated by reference to Exhibit 10.4 and 10.5 on Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005.

(14) Incorporated by reference to Exhibit 10.3 on Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2006.

(18) Incorporated by reference to Exhibit 99.1, 99.2, 99.3, 99.4, 99.5, 99.6, and 99.7, respectively, on Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2006.

(19) Incorporated by reference to Exhibit 3.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007.

(20) Incorporated by reference to Exhibit 21.1 on Registrant’s Annual Report on Form 10-KSB/A Amendment No. 1 filed with the Securities and Exchange Commission on April 6, 2007.

(21) Incorporated by reference to Exhibit 4.21 on Registrant’s Annual Report on Form 10-KSB/A Amendment No. 1 filed with the Securities and Exchange Commission on April 6, 2007.

(22) Incorporated by reference to 10.4 on Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2006 Exhibit 99.1 on Registrant’s Current Report on Form 8-K filed with the Security and Exchange Commission on July 10, 2006 and Exhibit 99.1 on Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 3, 2007

(23) Incorporated by reference to Exhibit 2.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2007.

(24) Incorporated by reference to Exhibit 4.3 on Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2006 and Exhibit 4.5 on Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007.

(25) Incorporated by reference to Exhibits 99.1 through 99.4 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2007

(26) Incorporated by reference to Exhibit 10.1 on Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007, Exhibit 99.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007, Exhibit 99.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2007, and Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008.

(27) Incorporated by reference to Exhibit 10.1 on Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 and Exhibit 10.2 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008.

(28) Incorporated by reference to Exhibit 99.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007.

(29) Incorporated by reference to Exhibit 99.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2007.