Form 10-K/A
period 2007-12-31
MPC CORP
filed 2008-04-29
CIK 1289871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 15, 2008, 34,175,886 shares of the registrant’s no par common stock were issued and outstanding.

EXPLANATORY NOTE

This Form 10-K/A constitutes Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”), filed by the Registrant with the Commission on April 14, 2008.  The sole purpose of this amendment is to file with the Commission the information required by Part III of Form 10-K pursuant to General Instruction G(3) to Form 10-K.  There are no other changes made by this Amendment No. 1.

Part III

Item 10.                 Directors, Executive Officers and Corporate Governance.

Directors

In accordance with our Bylaws, the Board of Directors shall be composed of not less than one director, the specific number set by resolution of the Board of Directors. The Board of Directors is currently composed of four directors, divided into three classes as follows: one Class I director, one Class II director and two Class III directors. Directors are generally elected for three-year terms that are staggered such that approximately one-third of the directors are elected each year. Generally, one class of directors will be selected each year by our shareholders. Each director will hold office until the election and qualifications of his or her successor or upon earlier resignation or removal. Additional directorships resulting from an increase in the number of directors will be distributed among the three classes, so that as nearly as possible each class will consist of an equal number of directors.

The names, ages as of March 31, 2008 and certain information about the Company’s directors are set forth below:

Name	Age	Current Position	Term	Held Since	Class

David A. Young	64	Director	2008	2005	I

John P. Yeros	57	Chief Executive Officer and Chairman	2009	2001	II

Kent L. Swanson	63	Director	2010	2001	III

Eric D. Murphy	47	Director	2010	2001	III

DAVID A. YOUNG (age 64) has served as a director of our Company since July 2005. Mr. Young is a retired  financial executive who, from 2000 to his retirement in 2003, was Vice President and Chief Financial Officer at Adaptec, Inc. (data and digital storage solutions) where he was responsible for financial strategy. From 1994 to 2000, he was Vice President and Chief Financial Officer at Datum, Inc., a NASDAQ listed timing and synchronization Company. From 1992 to 1995 he was Chief Executive Officer and Chief Financial Officer at Blower-Dempsey, a private paper and chemical Company. From 1966 to 1992, he held Chief Financial Officer and various other financial positions at Alpha Microsystems, Young Associates, MSI Data Corporation, Container Corporation of America and Magnavox Corporation. Mr. Young holds a B.S. in Accounting from Indiana University, Bloomington and is a past National Chairman of Financial Executives International, a professional association for financial executives and advocate of responsible, ethical corporate financial management practices and continuous improvement in corporate governance.

JOHN P. YEROS (age 57) has served as our Chairman of the Board of Directors since he founded our Company in March 2001. Since July 2005, Mr. Yeros has also served as our Chief Executive Officer, and will continue to serve in such position at the pleasure of the Board of Directors. He also served as our President and Chief Executive Officer from August 2002 to October 2003 and our Secretary from July 2004 until February 2005. Prior to establishing our Company, Mr. Yeros was the founder and Chairman of Medix Resources (now Ramp Corp., formerly International Nursing Services, Inc.), from 1988-2000, and President and Chief Executive Officer from April 1996 to October 1999. Medix Resources developed and marketed software used in the healthcare industry to facilitate communications between physicians and related businesses such as labs and pharmacies. International Nursing Services was a temporary staffing agency for nurses. From 1977-1988, Mr. Yeros obtained substantial experience in the securities industry, serving with the brokerage houses of Merrill, Lynch, Pierce, Fenner & Smith Incorporated (account executive), E.F. Hutton & Company, Inc. (account executive), Hanifen, Imhoff Inc. (officer and branch manger), and B.C. Christopher (officer and branch and territory manager). Mr. Yeros holds a bachelors degree in Education from Wichita State University.

KENT L. SWANSON (age 63) has served as a director of our Company since December 2001.  He spent 33 years with Accenture Ltd., an international consulting firm, before retiring in September 2001. As a Senior Partner in the firm he was responsible for client service delivery for a wide range of companies in the electronics and related industries.  In these and other industries he had a leadership role in launching and developing Accenture’s successful global outsourcing business both domestically and internationally.  Mr. Swanson holds a bachelors degree in business from the University of Minnesota and an MBA from the University of Chicago.

ERIC D. MURPHY (age 47)  has served as a director of our Company since July 2001.  Mr. Murphy is President of Business Development, Global Outsourcing Services for Computer Sciences Corporation, or CSC, and has served in that role since April 2006.  Mr. Murphy previously served as Senior Partner and Vice President of Consulting for CSC, commencing in August 2001.  CSC is an information technology services firm.  Prior to CSC, he served as Executive Vice President of Corporate and Business Development for Agilera, Inc., an applications service provider from November 1999 to May 2001.  From October 1997 until November 1999, Mr. Murphy was a Partner in the Management Consulting business of Ernst & Young LLP.  Mr. Murphy holds a B.S. in petroleum engineering from Marietta College.

There are no family relationships among the directors of our Company or any executive officers of the Company.

Executive Officers

The names, ages as of March 31, 2008 and certain information about the Company’s executive officers are set forth below:

Name	Age	Position

John P. Yeros	57	Chief Executive Officer and Chairman

Curtis M. Akey	42	Vice President, Chief Financial Officer, Treasurer and Secretary

Jeffrey E. Fillmore	51	Chief Operating Officer

JOHN P. YEROS – for information regarding Mr. Yeros, see “Directors” above.

CURTIS M. AKEY (age 42) has served as our Vice President, Chief Financial Officer, Treasurer and Secretary since April 17, 2007, and will continue to serve in such positions at the pleasure of the Board of Directors. From January 8, 2007 until April 17, 2007, Mr. Akey served various roles at our Company or its subsidiary, most recently as MPC Computers, LLC Vice President, Finance, Corporate Development, Treasurer and Secretary. Prior to joining us, Mr. Akey worked for fifteen years in finance and accounting roles, including five years with Merrill Lynch & Co. From 2002 to December 2006, Mr. Akey was employed by his own company, Akey Holdings, Inc. which among other things, was an independent contractor for Bathgate Capital Partners LLC. Mr. Akey has been associated with our Company in an advisory capacity since July 2005. Mr. Akey has a BS in Accounting and Finance from the University of Nebraska-Lincoln, and an MBA from the University of Pennsylvania-Wharton School.

JEFFREY E. FILLMORE (age 51) has served as our Chief Operating Officer since October 15, 2007, and will continue to serve in such position at the pleasure of the Board of Directors, and, prior to that served as Chief Operating Officer of our subsidiary, MPC Computers, LLC, since July 2006. Prior to this role, Mr. Fillmore served as Senior Vice President, Operations of MPC Computers since February 2006. Mr. Fillmore joined Micron Electronics in 1996 and held several positions with Micron Electronics and MPC including: Vice President, Operations; Manager of Database Marketing; Senior Manager, Bids and Contracts, Director, Sales Operations for its Commercial and International Sales subsidiary; Area Vice President of Operations and Group Controller and Vice President, Service and Support. Prior to joining Micron Electronics, Mr. Fillmore worked for Union Pacific Railroad for more than fifteen years where he held a variety of positions in finance and accounting. Mr. Fillmore holds a B.B.A in both Finance and Marketing from Idaho State University and an M.B.A. from Idaho State.

Corporate Governance and Standing Committees of the Board of Directors

The Board of Directors has adopted a Code of Conduct, which outlines the principles of legal and ethical business conduct under which we do business. The Code of Conduct is applicable to all of our directors, officers and employees and is available at http://www.mpccorp.com/about/investor_relations/mpccorp_code_of_conduct.pdf. Additionally, the Board of Directors has adopted a Code of Ethics for Senior Financial Officers, which outlines procedures to ensure accurate and complete disclosure and compliance with laws. The Code of Ethics for Senior Financial Officers is applicable to our Chairman of the Board, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, principal accounting officer and controller and is available at http://www.mpccorp.com/about/investor_relations/mpccorp_code_of_ethics.pdf. Any amendment or waiver of the Code of Ethics for Senior Financial Officers will be made only after approval by the Audit and Corporate Governance Committee and will be disclosed on our website. In addition, disclosure of any such amendment or waiver will be made within four business days by the filing of a Form 8-K with the SEC.

The Board of Directors has also adopted a written charter for each of the Audit and Corporate Governance Committee, Compensation Committee and Nominating Committee. The Audit and Corporate Governance, Compensation Committee and Nominating Committee charters are available on the Company’s website at http://www.mpccorp.com/about/investor_relations/corporate_governance.html.

Compensation Committee

The Compensation Committee consists of Mr. Swanson (Chairman), Mr. Murphy and Mr. Young. Messrs. Swanson, Murphy and Young are independent directors under SEC rules and AMEX corporate governance listing standards.

The principal functions of the Compensation Committee are to:

•                  evaluate the performance of our Chairman and CEO and approve Chairman and CEO compensation;

•                  prepare an annual report on executive compensation for inclusion in our Proxy Statement;

•                  review and approve executive compensation plans, policies and programs, considering their design and competitiveness;

•                  review and approve changes to our equity incentive plans pursuant to the terms of the plans; and

•                  review our non-employee independent director compensation levels and practices and recommend changes as appropriate.

Additionally, the Compensation Committee reviews and approves corporate goals and objectives relevant to Chairman and Chief Executive Officer compensation, evaluates their performance in light of those goals and objectives, and recommends to the Board of Directors their compensation levels based on its evaluation.

The Compensation Committee also reviews and approves changes to our 2001 Equity Incentive Plan and the 2004 Equity Incentive Plan. It is also responsible for performing other related responsibilities set forth in its written charter.

The Compensation Committee, when appropriate, may form and delegate authority to subcommittees and, to the extent permitted by applicable law, regulations and listing standards, may delegate authority to one or more designated members of the Compensation Committee, the Board of Directors or our officers. Additionally, the Compensation Committee has the sole authority to engage or terminate any outside consultant that is retained to assist the Compensation Committee in the evaluation of executive officers’ and directors’ compensation, including the sole authority to approve fees and other retention terms. The Compensation Committee may also retain independent counsel and other professionals to assist the Compensation Committee without seeking Board approval with respect to the selection, fees or retention terms for any such advisers. The Company and the Compensation Committee did not retain any consultants during the fiscal year ended December 31, 2007. From time to time, the Compensation Committee consults with the Company’s Chief Executive Officer and human resources professionals concerning executive compensation matters.

Audit and Corporate Governance Committee

The Audit and Corporate Governance Committee currently consists of Mr. Young (Chairman), Mr. Murphy and Mr. Swanson. Each member of the Audit and Corporate Governance Committee is an independent director under SEC rules and AMEX corporate governance listing standards. The Board of Directors has determined that Mr. Young qualifies as an audit committee “financial expert” as defined under SEC and AMEX rules and regulations and the other members of the committee satisfy the financial literacy requirements for audit committee members under current SEC and AMEX rules and regulations.

The Audit and Corporate Governance Committee assists the Board of Directors in overseeing and reviewing: (1) the integrity of our financial reports and financial information provided to the public and to governmental and regulatory agencies; (2) the adequacy of our internal accounting systems and financial controls; (3) the annual independent audit of our financial statements, including the independent auditor’s qualifications and independence; and (4) our compliance with law and ethics programs as established by management and the Board of Directors. In its audit committee role, the Audit and Corporate Governance Committee:

•                  has sole authority to select, evaluate, terminate and replace our independent auditors;

•                  has sole authority to approve in advance all audit and non-audit engagement fees and terms with our independent auditors;

•                  will review the activities, plan, scope of authority, organizational structure and qualifications of any persons overseeing our accounting and financial reporting processes and the audits of our financial statements; and

•                  reviews our audited financial statements, public filings and earnings press releases prior to issuance, filing or publication.

In addition, in its corporate governance committee role, the Audit and Corporate Governance Committee develops corporate governance guidelines and recommends such guidelines to our Board of Directors. The committee reviews and makes recommendations on matters involving general operation of the Board of Directors and its committees, and annually recommends to the Board of Directors nominees for each committee of the Board of Directors.

The Audit and Corporate Governance Committee is also responsible for performing other related responsibilities set forth in its written charter.

Nominating Committee

The Nominating Committee currently consists of Mr. Murphy (Chairman), Mr. Young and Mr. Swanson, who are all of the independent directors (as defined by SEC rules and AMEX corporate governance listing standards) currently serving on the Board of Directors. The Nominating Committee is responsible for seeking, considering and recommending to the Board of Directors qualified candidates for election as directors and recommending a slate of nominees for election as directors at our annual meeting. The specific functions and responsibilities of the Nominating Committee are set forth in its written charter.

The Nominating Committee reviews with the Board of Directors the requisite qualifications, skills and characteristics for Board of Directors nominees and composition and the specific considerations relating to individual director candidates. Upon the Nominating Committee’s recommendations, the Board of Directors recommends the director nominees to the shareholders for selection.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that, during fiscal year 2007, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely matter except that John Yeros filed one late Form 4 to report a transaction that occurred on February 21, 2006.

Item 11.         Executive Compensation.

2007 Summary Compensation Table

Name and Principal Position (1)	Year	Salary ($ )	Bonus ($ )(2)	Stock Awards ($ )(3)	All Other Compensation ($ )(4) (5)	Total ($ )

John P. Yeros Chairman & Chief	2007	$400,000	$37,500	$121,675	$23,078	$582,253
Executive Officer	2006	$400,000		$22,600		$422,600

Jeffrey E. Fillmore	2007	$242,500	$37,500	$114,720	$14,854	$409,574
Chief Operating Officer	2006	$207,866		$198,405	$3,418	$409,689

Curtis Akey Vice President and Chief	2007	$167,308	$125,000	$29,885	$11,538	$333,731
Financial Officer	2006

(1)           All officers listed held their positions at MPC Corporation as of December 31, 2007.

(2)           Mr Yeros and Mr. Fillmore’s bonuses were board approved and paid at the consummation of the Gateway Professional Business Acquisition.  Mr Akey’s bonus was paid in connection with his Employment Offer Letter dated January 8, 2007.

(3)           The amount reported in the “Stock Awards” column for each officer reflects the compensations costs for financial reporting purposes for the year under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS123R”).  The calculation of the compensation costs is described in Note 2 of the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on April 14, 2008.

(4)           Mr. Fillmore’s “Other Compensation” includes 401(k) match in the amounts of $3,508 and $3,418 for 2007 and 2006, respectively.

(5)           Mr. Yeros, Mr. Fillmore and Mr. Akey were paid $23,078, $11,346 and $11,538, respectively, during the 4th quarter of 2007 due to a payroll error.  The Board of Directors will review what actions will be taken with respect to these inadvertent payments.

Outstanding Equity Awards at December 31, 2007

	OPTION AWARDS			STOCK AWARDS
Name	Number of securities underlying unexercised options # Exercisable	Option exercise price $	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested(4)

John P. Yeros(1)				963,333	$606,900
Jeffrey E. Fillmore(2)				559,333	$352,830
Curtis Akey(3)				325,000	$204,750

(1)           Mr. Yeros was granted restricted stock units on February 21, 2006 and February 7, 2007 in the amounts of 20,000 and 150,000 respectively to vest annually on the anniversary date over a three period.  On October 1, 2007, Mr. Yeros was granted 800,000 restricted stock units to vest on October 11, 2010.   Additionally, Mr. Yeros has 50,000 non-compensatory warrants to purchase common stock at an exercise price of $4.46 per share, expiring August 2009.

(2)           Mr. Fillmore was granted restricted stock units on February 21, 2006 and February 7, 2007 in the amounts of 14,000 and 150,000 respectively to vest annually on the anniversary date over a three period.  On October 1, 2007, Mr. Fillmore was granted 400,000 restricted stock units to vest on October 11, 2010.   Additionally, Mr. Fillmore forfeited 37,499 restricted stock units which had vested but had not been issued as common stock.

(3)           Mr. Akey was granted 25,000 restricted stock units as of January 2, 2007 vesting 12,500 shares each on January 2, 2008 and 2009.  Mr. Akey was granted 300,000 restricted stock units on October 15, 2008 to vest on October 11, 2010.  Mr. Akey has 44,000 non-compensatory warrants to purchase common stock exercisable at $3.00 per share. Additionally, Mr. Akey has 44,319 non-compensatory warrants to purchase common stock exercisable at $3.00 per share to satisfy MPC Corporation’s note payable to Mr. Akey.

(4)           The closing price of MPC Corporation common stock on December 31, 2007 was $0.63 per share.

Employment Agreements

Employment Agreement of John Yeros

Effective October 15, 2007, we entered into an Executive Employment Agreement with John Yeros, our Chief Executive Officer and Chairman (the “Yeros Agreement”). The initial term of the Yeros Agreement is effective through October 15, 2011, and automatically extends for additional one-year terms unless, at least 30 days prior to the end of the initial or extended term, we or Mr. Yeros provides written notice that employment will not be extended.

Under the Yeros Agreement, Mr. Yeros is entitled to receive a base salary of $400,000 per year, which will increase to $500,000 commencing January 1, 2008. Mr. Yeros is also entitled to participate in an executive bonus compensation plan based upon completion of targeted goals, objectives and milestones approved by our Board of Directors. For 2007, Mr. Yeros received a bonus of $37,500. For each calendar year commencing in 2008, the maximum bonus payment per year is 50% of Mr. Yeros’s base pay. Our Board of Directors may elect to pay up to 50% of any bonus in fully vested and exercisable restricted stock or stock units. Mr. Yeros is entitled to paid vacation and all paid holidays customarily extended to our other executive employees and to participate in employee benefit programs provided to our other executive employees.

If Mr. Yeros’s employment is terminated based on non-renewal of the Yeros Agreement, he is entitled to his base compensation in an amount equal to twelve (12) months base salary. If Mr. Yeros terminates his employment for cause or if his employment is terminated in connection with a termination of our business, he is entitled to 12 months base salary. If we terminate Mr. Yeros without cause, he is entitled to the greater of 12 months’ base salary or the amount otherwise payable between the date of termination and the expiration of the applicable term of the Yeros Agreement. Additionally, if we terminate Mr. Yeros without cause or if Mr. Yeros terminates his employment for cause, he is entitled to receive his bonus for the year.

Employment Agreement of Curtis Akey

Effective October 15, 2007, we entered into an Executive Employment Agreement with Curtis Akey, our Chief Financial Officer, Treasurer and Secretary (the “Akey Agreement”). The initial term of the Akey Agreement is effective through October 15, 2010, and automatically extends for additional one-year terms unless, at least 30 days prior to the end of the initial or extended term, we or Mr. Akey provides written notice that employment will not be extended.

Under the Akey Agreement, Mr. Akey is entitled to receive a base salary of $200,000 per year, which will increase to $250,000 commencing January 1, 2008. Mr. Akey is also entitled to participate in an executive bonus compensation plan based upon completion of targeted goals, objectives and milestones approved by our Board of Directors. In 2007, Mr. Akey received a bonus of $125,000. This payment will be in full satisfaction of the bonus for a business combination otherwise payable under his prior April 16, 2007 employment contract. For each calendar year commencing in 2008, the maximum bonus payment per year is 50% of Mr. Akey’s base pay. Our Board of Directors may elect to pay up to 50% of any bonus in fully vested and exercisable restricted stock or stock units. Mr. Akey is entitled to paid vacation and all paid holidays customarily extended to our other executive employees and to participate in employee benefit programs provided to our other executive employees.

If Mr. Akey’s employment is terminated based on non-renewal of the Akey Agreement, he is entitled to his base compensation in an amount equal to nine (9) months base salary. If Mr. Akey terminates his employment for cause or if his employment is terminated in connection with a termination of our business, he is entitled to 9 months base salary. If we terminate Mr. Akey without cause, he is entitled to the greater of 9 months’ base salary or the amount otherwise payable between the date of termination and the expiration of the applicable term of the Akey Agreement. Additionally, if we terminate Mr. Akey without cause or if Mr. Akey terminates his employment for cause, he is entitled to receive his bonus for the year.

Employment Agreement of Jeffrey Fillmore

Effective October 15, 2007, we entered into an Executive Employment Agreement with Jeff Fillmore, our newly appointed Chief Operating Officer (the “Fillmore Agreement”). Mr. Fillmore previously served as Chief Operating Officer of MPC Computers, LLC, which is our wholly owned subsidiary. The initial term of the Fillmore Agreement is effective through October 15, 2010, and automatically extends for additional one-year terms unless, at least 30 days prior to the end of the initial or extended term, we or Mr. Fillmore provides written notice that employment will not be extended.

Under the Fillmore Agreement, Mr. Fillmore is entitled to receive a base salary of $250,000 per year, which will increase to $300,000 commencing January 1, 2008. Mr. Fillmore is also entitled to participate in an executive bonus compensation plan based upon completion of targeted goals, objectives and milestones approved by our Board of Directors. For 2007, Mr. Fillmore received a bonus of $37,500. For each calendar year commencing in 2008, the maximum bonus payment per year is 50% of Mr. Fillmore’s base pay. Our Board of Directors may elect to pay up to 50% of any bonus in fully vested and exercisable restricted stock or stock units. Mr. Fillmore is entitled to paid vacation and all paid holidays customarily extended to our other executive employees and to participate in employee benefit programs provided to our other executive employees.

If Mr. Fillmore’s employment is terminated based on non-renewal of the Fillmore Agreement, he is entitled to his base compensation in an amount equal to nine (9) months base salary. If Mr. Fillmore terminates his employment for cause or if his employment is terminated in connection with a termination of our business, he is entitled to 9 months base salary. If we terminate Mr. Fillmore without cause, he is entitled to the greater of 9 months’ base salary or the amount otherwise payable between the date of termination and the expiration of the applicable term of the Fillmore Agreement. Additionally, if we terminate Mr. Fillmore without cause or if Mr. Fillmore terminates his employment for cause, he is entitled to receive his bonus for the year.

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

On February 7, 2007, our Board of Directors adopted a form of Restricted Stock Unit Notice of Grant for use in connection with grants of restricted stock units under the Company’s 2004 Equity Incentive Plan. The Plan is administered by the Board or a committee of the Board. The Notice of Grant form covers the terms under which restricted stock units ordinarily will be issued to officers and employees. Vesting schedules will be determined by the Board in connection with each grant. The Notice of Grant Form provides for accelerated vesting in the event of certain corporate transactions including mergers, consolidations or sale of substantially all Company assets.

Board of Directors Compensation

On February 21, 2006, our Compensation Committee and Board of Directors approved a program regarding issuance of restricted stock units (RSUs) under the 2004 Equity Incentive Plan to non-employee Board members.

For 2007, non-employee members of the Board received grants of RSUs as follows: David A. Young, 34,783 RSUs; Kent L. Swanson, 26,087 RSUs; and Eric D. Murphy, 26,087 RSUs. These RSUs vest in three equal annual installments.

For 2008, non-employee members of the Board of Directors will receive $28,000 of annual cash compensation. Each member of the Audit and Corporate Governance Committee will receive an additional $12,000 in cash compensation annually for service on the Audit and Corporate Governance Committee, and the chairman of the Audit and Corporate Governance Committee will receive additional cash compensation of $25,000 annually. Members of the Compensation and Nominating Committees do not receive additional cash compensation for their service on such committees.

In addition, non-employee Board members will receive an annual grant of RSUs equal in value to their annual cash compensation for service on the Board and its committees. The number of RSUs to be issued annually under the program will be calculated by dividing the director’s annual cash compensation by the closing market price of the Company’s common stock on the business day immediately preceding the grant date. The RSUs will vest one-third annually, with the first one-third vesting on the date of the grant. Cash and equity compensation of members of the Board of Directors is subject to modification from time to time as approved by the Board.  For 2008, non-employee members of the Board of Directors received grants of RSUs as follows:  David A. Young, 85,484 RSUs; Kent L. Swanson, 64,516 RSUs; and Eric D. Murphy, 64,516 RSUs.

DIRECTOR COMPENSATION IN FISCAL 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)	Total

Eric D. Murphy(2)	$30,000	$24,214	$54,214
Kent L. Swanson(3)	$30,000	$24,214	$54,214
David A. Young(4)	$40,000	$32,288	$72,288

(1)           The amount reported in the “Stock Awards” column for each director reflects the compensation costs for financial reporting purposes for the year under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS123R”). The calculation of the compensation costs is described in Note 2 of the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on April 14, 2008.

(2)           As of December 31, 2007, Mr. Murphy had 14,286 exercisable options with an exercise price of $3.50 and 19,101 unvested restricted stock units.

(3)           As of December 31, 2007, Mr. Swanson had 2,357 exercisable warrants with an exercise price of $ 3.50, 16,072 exercisable options with an exercise price of $3.50 and 19,101 unvested restricted stock units. Additionally, Mr. Swanson had 50,000 exercisable non-compensatory warrants with an exercise price of $4.46.

(4)           As of December 31, 2007, Mr. Young had 25,468 unvested restricted stock units.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth as of March 31, 2008 the beneficial ownership of Common Stock of the Company by:

•                  each person or entity known by us to own beneficially more than 5%, in the aggregate, of our outstanding common stock;

•                  each of our executive officers;

•                  each of our directors; and

•                  all of our current directors and executive officers as a group.

Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Except as otherwise indicated, the address for each shareholder is c/o MPC Corporation, 906 E. Karcher Road, Nampa, ID 83687.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this prospectus are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  As of March 31, 2008, we had 34,175,866 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Gateway, Inc.(1)	10,585,874	27.03%

Crestview Capital Master, LLC 95 Revere Drive, Northbrook, IL 60062(2)	3,038,900	8.89%

MIC Holding Company, LLC 3820 Sherbrook Drive, Santa Rose, CA 95404(3)	3,124,710	8.80%

Toibb Investment LLC, 6355 Topanga Blvd., #335, Woodland Hills, CA 91387(4)	2,878,652	8.42%

Enable Growth Partners LP(5)	2,184,138	6.39%

Vision Opportunity Master Fund LTD(6)	2,010,644	5.88%

EagleRock Capital Management, LLC(7)	1,993,423	5.54%

John P. Yeros(8)	889,988	2.60%

Kent L. Swanson(9)	295,449	*

Curtis Akey(10)	96,819	*

Jeff Fillmore(11)	82,046	*

Eric Murphy(12)	61,881	*

David A. Young	56,241	*

All directors and current executive officers as a group (6 persons)(13)	1,482,424	4.30%

*Less than 1%

(1)           Based on Schedule 13D filed with the Securities and Exchange Commission on October 11, 2007 and Transfer Agent Records dated March 31, 2008. Includes 4,983,420 shares of Common Stock into which 249,171 shares of Series B Preferred Stock may convert. The conversion of Series B Preferred Stock may occur (i) upon shareholder approval by the majority of the MPC Corporation shareholders and (ii) at such time as the shares may be converted without causing Gateway’s ownership of the Common Stock to exceed 19.9%. The Series B Preferred Stock held by Gateway is included in the calculation of beneficial ownership in light of Gateway’s contractual right to designate a member of MPC Corporation’s board of directors in accordance with Rule 13d-3(d)(1)(i)(D).

(2)           Based on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008 and Transfer Agent Records dated March 31, 2008. Crestview is the record holder of 3,038,900 shares of Common Stock and 312,925 shares of Series A Convertible Preferred Stock. Such shares of Series A Preferred Stock are ultimately convertible into an aggregate of 6,258,500 shares of Common Stock but only at such time as the conversion of all such shares of Series A Preferred Stock would result in beneficial ownership by the holder thereof of no more than 9.99% of the shares of Common Stock then issued and outstanding. As a result of such conversion provision and limitation, Crestview does not beneficially own any of the shares of Common Stock issuable upon conversion of such shares of Series A Preferred Stock. If such conversion limitation did not apply, 9,297,400 shares of Common Stock would be beneficially owned by Crestview. Crestview Partners is the sole manager of Crestview, and as such has the power to direct the vote and to direct the disposition of investments beneficially owned by Crestview, including the Common Stock, and thus may also be deemed to beneficially own the Common Stock beneficially owned by Crestview. Currently, Stewart Flink, Robert Hoyt and Daniel Warsh, each of whom are United States citizens, are the managers of Crestview Partners, and as such may be deemed to share the power to vote and to dispose of investments beneficially owned by Crestview Partners, including the Common Stock; however each expressly disclaims beneficial ownership of such shares of Common Stock.

(3)           Based on Schedule 13D filed with the Securities and Exchange Commission on March 10, 2006. Includes 1,325,212 shares of common stock issuable upon the exercise of currently exercisable warrants. Barbara Schmidt has sole voting and dispositive powers over these securities.

(4)           Based on Schedule 13G filed with the Securities and Exchange Commission on October 5, 2007 and Transfer Agent Records dated March 31, 2008.  Excludes 313,621 Series A Preferred Stock that are convertible into 6,272,420 shares of common stock, because the conversion of Series A Preferred Stock is limited by agreement so beneficial ownership does not exceed 9.99% Harris Toibb has sole voting and dispositive powers over these securities and may be deemed to be the beneficial owner of such securities.

(5)           Based on Transfer Agent Records dated March 31, 2008.  Mitch Levine, Managing Partner, has sole voting and dispositive powers over these securities.

(6)           Based on Schedule 13G filed with the Securities and Exchange Commission on February 13, 2008 and Transfer Agent Records dated March 31, 2008.Vision Opportunity Master Fund, Ltd.,(the “Fund”), Vision Capital Advisors, LLC, (formerly known as Vision Opportunity Capital Management, LLC) (the “Investment Manager”), serves as the investment manager of the Fund, and Adam Benowitz, the managing member of the Investment Manager and a Director of the Fund.  The Fund directly owns all of the shares. Mr. Benowitz and the Investment Manager may be deemed to share with the Fund voting and dispositive power with respect to such shares. Each of the Fund, the Investment Manager and Mr. Benowitz disclaims beneficial ownership with respect to any shares other than those owned directly by such filer.

(7)           Based on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008. Includes, warrants and convertible debentures purchased by Nader Tavakoli and EagleRock Capital for the accounts of EagleRock Master Fund, LP (“ERMF”), and EagleRock Institutional Partners LP (“ERIP”), ERMF holds 64,036 shares of Common Stock, a warrant to purchase 125,000 shares of Common Stock and a convertible debenture to purchase 333,333 shares of Common Stock for the accounts of EagleRock Capital Partners, L.P., EagleRock Capital Partners (QP), LP, both Delaware limited partnerships, and EagleRock Capital Partners Offshore Fund, Ltd. (together the “Capital Funds”). ERIP holds 96,054 shares of Common Stock, a warrant to purchase 375,000 shares of Common Stock and a convertible debenture to purchase 1,000,000 shares of Common Stock. EagleRock Capital acts as investment manager to each of the Capital Funds, ERMF and ERIP, and Mr. Tavakoli, as manager of EagleRock Capital, has sole voting and dispositive powers over these securities.

(8)           Includes 7,143 shares held by James Yeros, Mr. Yeros’ brother, 7,143 shares held by William Yeros, Mr. Yeros’ brother and 7,143 shares held jointly by Vali Jones and John Yeros, Mr. Yeros’ sister and father, respectively. Mr. Yeros disclaims beneficial ownership of any shares held by his siblings and his father. Includes 50,000 vested restricted stock units that are available to convert to but have not been converted to common shares as of March 31, 2008. Includes warrants to purchase 50,000 shares of common stock exercisable within 60 days of March 31, 2008.

(9)           Includes warrants to purchase 52,357 shares of common stock and options to purchase 16,072 shares of common stock exercisable within 60 days of March 31, 2008. Includes 10,000 shares of common stock held in trusts for the benefit of Mr. Swanson’s children and Mr. Swanson disclaims beneficial ownership of these shares.

 (10)        Includes 12,500 vested restricted stock units that are available to convert to but have not been converted to common shares as of March 31, 2008 and 44,000 warrants to purchase common shares at 3.00 per share exercisable within 60 days of March 31, 2008 and 40,319 warrants currently exercisable at $3.00 a share to satisfy MPC Corporation’s Note Payable to Mr. Akey

(11)         Includes 50,000 vested restricted stock units that are available to convert to but have not been converted to common shares as of March 31, 2008.

(12)         Includes options to purchase 14,286 shares of common stock exercisable within 60 days of March 31, 2008

(13)         Includes 112,500 vested restricted stock units convertible to common stock , warrants to purchase 186,686 shares of common stock  and options to purchase common 30,358 shares of common stock

Information regarding shares outstanding or available under our equity compensation plans is included in our Annual Report of Form 10-K filed with the Commission on April 14, 2008.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

We have incurred fees to Bathgate Capital Partners, a registered broker-dealer, for raising debt and equity for us and to assist in pursuing strategic acquisitions. Our Chief Financial Officer, Curtis Akey, was formerly associated with Bathgate.  In connection with the acquisition of the Company’s subsidiary, MPC Computers, LLC, on July 22, 2005, the Company paid Bathgate affiliates (i) $550,000 in the form promissory notes, including a promissory note payable to Mr. Akey in the original amount of $140,800, and (ii) 200,000 warrants exercisable at $3.00 per share, including 44,000 such warrants issued to Mr. Akey. The outstanding principal and interest balance as of April 14, 2008, under the promissory note to Mr. Akey was $121,936, which amount is currently due and payable.

In connection with acquisition of the Professional Business, on October 1, 2007, MPC-Pro entered into a Transition Services Agreement (the “TSA”) with Gateway.  In 2007, MPC-Pro paid Gateway $5.3 million for accounting, human resource, manufacturing, procurement, marketing, information technology, and other specified services under the terms of the TSA.   Under the TSA, Gateway also undertook certain buy/sell activities related to components on our behalf, which includes procuring components from component suppliers, selling of such components to original design manufacturers (“ODMs”) for manufacture of finished goods that are ordered from ODMs by Gateway, and the subsequent selling of such finished goods to MPC-Pro (the “Buy/Sell Activity”).  In addition to the Buy/Sell activity under the TSA, MPC-Pro acquired certain additional component inventory from Gateway.  In 2007, payments to Gateway under the Buy/Sell Activity and purchases of such component inventory totaled $57.1 million.  At December 31, 2007 we had accounts payable and accrued expenses to Gateway totaling $20.7 million and $3.8 million, respectively, related to the Buy/Sell activity and purchases of inventory and related services.

In connection with the acquisition of the Professional Business, MPC-Pro issued to Gateway a promissory note in the amount of $1.3 million (the “Promissory Note”).  During 2007, MPC-Pro paid to Gateway $18 thousand of interest and $431 thousand of principal to Gateway under the Promissory Note.  The payable to Gateway was $862 thousand at December 31, 2007.

During 2007, MPC-Pro provided certain manufacturing services to Gateway, and Gateway paid to MPC-Pro $6.0 million for such services.  At December 31, 2007, the receivable from Gateway for such services was $3.2 million.

Our policies prohibit loans to directors, officers and employees. There were no such loans outstanding at any time during the year ended December 31, 2007.

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

Independence of the Board of Directors

The Board of Directors has reviewed the relationships between our Company and each of our directors and has determined that Messrs. Murphy, Swanson and Young are independent under the American Stock Exchange, or AMEX, corporate governance listing standards. Additionally, the Board of Directors has determined that each member of the Audit and Corporate Governance Committee satisfies the independence requirements for audit committee members set forth in applicable AMEX and SEC rules.

Item 14.                 Principal Accounting Fees and Services

The aggregate fees billed for professional services rendered by Ehrhardt Keefe Steiner & Hottman PC for fiscal years 2006 and 2007 are as follows:

	2007	2006

Audit Fees(1)	$813,638	$375,021

Audit-Related Fees

Tax Fees

All Other Fees(2)

Total Fees	$813,638	$375,021

(1)  Audit fees are fees that we paid for the audit of our financial statements included in our Form 10-Kand review of financial statements included in our Form 10-Q; for services in connection with the filing of MPC Corporation’s Form S-3 and amendments thereto; and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; and all costs and expenses in connection with the above.  Additionally, fees include audit services related to MPC-Pro’s acquisition of the Gateway Professional Business.

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

For 2007, all audit and non-audit services provided by our independent accountants were pre-approved.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPC Corporation

Date: April 29, 2008	/s/ John P. Yeros
John P. Yeros
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of MPC Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman and Chief Executive Officer of MPC Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of MPC Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002