Form 10-Q
period 2008-03-31
MPC CORP
filed 2008-05-15
CIK 1289871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes  ☐   No  ☒

As of April 30, 2008 there were 34,195,510 shares of the issuer’s no par value Common Stock outstanding.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” “could,” “should,” “continues,” or “believe,” or the negative or other variations thereof. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot provide assurance that such expectations will occur. Our actual future performance could differ materially from such statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Our Annual Report on Form 10-K for the year ended December 31, 2007 describes many of the significant factors that could cause actual results and events to differ materially and that constitute material risks to our business. You should carefully review the risk factors set forth in such Form 10-K, as well as those described in this report. Forward-looking statements apply only as of the date of this report; as such, they should not be unduly relied upon for current circumstances. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MPC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,817	$9,009
Restricted cash	9,898	9,852
Accounts receivable, net	53,381	86,056
Inventories, net	71,688	62,050
Prepaid maintenance and warranty costs	9,063	10,699
Other current assets	1,188	1,146
Total Current Assets	149,035	178,812

Non-Current Assets
Property and equipment, net	10,112	10,697
Goodwill	45,255	45,255
Acquired intangibles, net	26,134	28,455
Long-term portion of prepaid maintenance and warranty costs	1,577	1,388
Other assets	2,582	1,668
Total Non-Current Assets	85,660	87,463
TOTAL ASSETS	$234,695	$266,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$74,001	$61,079
Accrued expenses	20,121	26,928
Accrued licenses and royalties	6,291	5,084
Current portion of accrued warranties	24,108	24,700
Current portion of deferred revenue	31,634	33,357
Notes payable and debt	42,485	64,249
Derivative financial instruments at estimated fair value	1,478	1,590
Total Current Liabilities	200,118	216,987

Long Term Liabilities
Non-current portion of accrued warranties	14,204	16,491
Non-current portion of deferred revenue	27,317	25,848
Derivative warrant liability	303	634
Total Long Term Liabilities	41,824	42,973
TOTAL LIABILITIES	241,942	259,960

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, Series B, 260,000 shares authorized, 249,171 issued and outstanding at 2008 and 2007	6,308	6,308

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 100,000 shares authorized; no shares issued and outstanding at 2008 and 2007	—	—
Preferred Stock, Series A, 640,000 shares authorized; 626,546 issued and outstanding at 2008 and 2007	9,008	9,008
Common Stock, no par value, 100,000,000 shares authorized; 34,175,866 and 33,948,489 shares issued and outstanding at 2008 and 2007, respectively	85,444	85,029
Accumulated Deficit	(108,007)	(94,030)
Total Shareholders’ Equity (Deficit)	(13,555)	7
TOTAL LIABILITIES AND EQUITY	$234,695	$266,275

The accompanying notes are an integral part of the condensed consolidated financial statements.

MPC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for per share data)

	Three Months ended March 31,
	2008	2007 (1)

Revenue	$123,707	$56,751

Cost of revenue	108,715	50,561

Gross margin	14,992	6,190

Operating expenses
Research and development expense	1,071	497
Selling, general and administrative expense	24,126	9,831
Depreciation and amortization	2,949	770
Total operating expenses	28,146	11,098

Operating loss	(13,154)	(4,908)

Other (income) expense
Interest expense, net	1,266	1,519
Change in estimated fair value of derivative financial instruments	(443)	(1,246)
Total other (income) expense, net	823	273

Net loss	$(13,977)	$(5,181)

Loss per common share:
Basic	$(0.41)	$(0.41)
Diluted	$(0.41)	$(0.41)

Common shares used to compute net loss per share:
Basic	34,067,054	12,694,606
Diluted	34,067,054	12,694,606

(1) The results of the Gateway Professional Business have been consolidated effective October 1, 2007, the date the acquisition by MPC Corporation became effective and therefore the results of the Professional Businesses are not included for periods prior to October 1, 2007.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MPC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2008	2007 (1)
OPERATING ACTIVITIES
Net loss	$(13,977)	$(5,181)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,411	698
Amortization of acquired intangibles	2,320	453
Amortization of deferred loan costs	—	243
Change in estimated fair value of derivative financial instruments	(443)	(1,246)
Stock compensation on vesting of RSUs	322	61
Provision for bad debt	752	(19)
Other	2	—
Changes in assets and liabilities
Accounts receivable	31,923	12,114
Inventory	(9,638)	(2,722)
Prepaid maintenance & warranties	1,447	(1,606)
Other current assets	(42)	220
Other non-current assets	(914)	—
Accounts payable and accrued liabilities	6,127	(2,360)
Accrued licenses and royalties	1,207	654
Accrued warranties	(2,879)	(96)
Deferred revenue	(254)	2,013
Net cash provided by operating activities	17,364	3,226

INVESTING ACTIVITIES
Purchase of property and equipment	(834)	(75)
Proceeds from the sale of fixed assets	6	—
Net cash used in investing activities	(828)	(75)

FINANCING ACTIVITIES
Net activity under financing facility	(19,193)	(6,679)
Restricted cash related to letters of credit and financing facility	(46)	208
Payment of notes payable	(2,489)	—
Net cash used in financing activities	(21,728)	(6,471)

Net cash decrease for period	(5,192)	(3,320)

Cash at beginning of period	9,009	4,839

Cash at end of period	$3,817	$1,519

Supplemental disclosure of cash flow information:
Interest paid	$1,386	$896
Income taxes paid	0	0

(1) The results of the Gateway Professional Business have been consolidated effective October 1, 2007, the date the acquisition by MPC Corporation became effective and therefore the results of the Professional Businesses are not included for periods prior to October 1, 2007.

The accompanying notes are an integral part of the condensed consolidated financial statements

MPC CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The terms “we” “us” and “out” or the “company” as used in this quarterly report refer on a consolidated basis to MPC Corporation and to its wholly-owned subsidiaries, including MPC Computers, LLC, (“MPC Computers”) which we acquired through a merger in July of 2005 and MPC-Pro, LLC (“MPC Pro”) which acquired the Professional Business from Gateway Inc. on October 1, 2007.

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

The accompanying consolidated financial statements consolidate the accounts of MPC Corporation and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  References to a fiscal year refer to the calendar year in which such fiscal year commences. The fiscal year of MPC Computers and MPC-Pro ends on the Saturday closest to December 31. The floating fiscal year-end typically results in a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 53-week fiscal year.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and related notes contained in our 2007 Annual Report on Form 10-K. The comparative balance sheet and related disclosures at December 31, 2007 have been derived from the audited balance sheet and consolidated footnotes referred to above.

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

Our significant estimates include the collectability of receivables and corresponding allowance for doubtful accounts, the reserve needed for possible future returns and discounts which may be granted, the carrying value and usefulness of inventory and the related inventory reserves, long-lived asset useful lives and impairment, estimated future volatility in our stock price, the timing and amount of future warranty and other product obligation expenses, the recognition of warranty revenue and the cost and settlement of current litigation or items in dispute.

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase.  We had no cash equivalents at March 31, 2008 and December 31, 2007.

Restricted cash

Restricted cash at March 31, 2008 and December 31, 2007 includes $3.6 million and $3.5 million respectively held as collateral under our receivables financing facility, and $6.3 million held as collateral for outstanding letters of credit.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate reserve against losses resulting from collecting less than full payment on receivables. Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at an estimated realizable value. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the aging of our receivables, and the financial condition of the customer.  A considerable amount of judgment is required when assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. The allowance for doubtful accounts totaled $3.5 million and $2.7 million respectively, as of March 31, 2008 and December 31, 2007.

Inventory

Inventory is stated at the lower of cost or market, with cost determined on an average cost basis approximating first in first out (FIFO). We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. If circumstances related to our inventories change, estimates of the realizability of inventory could materially change. At March 31, 2008 and December 31, 2007, our inventory valuation allowance totaled $13.9 million and $12.3 million and was recorded as a reduction of inventory in the consolidated balance sheets. Inventory balances, net of valuation allowances, at March 31, 2008 and December 31, 2007 are:

	March 31,	December 31,
(In thousands)	2008	2007
Raw Materials	$43,019	$46,569
Work in Process	476	100
Finished Goods	28,193	15,381

Total Inventory	$71,688	$62,050

Prepaid Maintenance and Warranty Costs

Prepaid maintenance and warranty costs include amounts paid to third party software vendors, outsourced providers of warranty fulfillment services and technology insurance vendors for which the related revenue has been deferred. These costs are recognized ratably with the related revenue.

Business Combinations

We account for business combinations under the purchase accounting method. The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when market value is not readily available. Any excess of purchase price over the fair value of the tangible and net intangible assets acquired is allocated to goodwill.  During the three months ended March 31, 2008, we had no changes to the preliminary purchase price allocation of our October 1, 2007 acquisition of the Professional Business.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of assets acquired less liabilities assumed in a business acquisition. Our acquisitions of MPC Computers and the Professional Business gave rise to goodwill. We account for goodwill in accordance with Statement of Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. We conduct goodwill impairment tests annually every October 31 or more frequently if facts and circumstances indicate such assets may be impaired.  We completed our annual assessment in accordance with SFAS 142 in 2007 and determined that there was no impairment.

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

Concentrations

A concentration of credit risk may exist with respect to trade receivables, particularly customers within the U.S. Federal Government. We perform ongoing credit evaluations on a significant number of our customers and collateral from our customers is generally not required.  Seven customers accounted for approximately 23% of trade receivables as of March 31, 2008 and were either agencies of, or resellers to, the federal government.

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

We recorded revenue net of sales taxes.  Such taxes are considered current liabilities and are included in accrued expenses until paid.

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

Stock Based Compensation – Restricted Stock Units

We issue restricted stock units (“RSUs”) as stock based compensation to members of our Board of Directors and employees.  We record non-cash compensation expense over the requisite service period of the RSUs determined by the number of units granted multiplied by the fair market value at the date of grant less an estimate for pre-vesting forfeitures. Compensation expense for RSUs issued is classified on the statement of operations as operating expense. During the three months ended March 31, 2008 and 2007, we recorded $322 thousand and $61 thousand respectively, in stock compensation expense for RSUs.

Basic and Diluted Income (Loss) Per Share

We apply the provisions of SFAS No. 128, Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss), as adjusted by the impact of potentially dilutive securities, by the combination of the weighted average number of common shares outstanding and all potentially dilutive common shares outstanding during the period using the treasury stock method unless the inclusion of such shares is anti-dilutive. Our potentially dilutive securities primarily consist of convertible debentures, stock warrants, restricted stock units, and stock options. For the three months ended March 31, 2008 and 2007, all potentially dilutive common shares totaling 37,593,047 and 40,173,165, respectively, were excluded from the computation of diluted loss per share because inclusion of such shares would have had an anti-dilutive effect on diluted loss per share.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.  The most significant was the reclassification of depreciation expense of $381 thousand related to production equipment to cost of revenue from depreciation and amortization expense.  The reclassification had no impact on the reported net loss for the three months ended March 31, 2007.

New Accounting Pronouncements

New Accounting Standards

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative

Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us during the first quarter of 2009.  We are currently evaluating the impact of the adoption of the enhanced disclosures requirements of SFAS 161 and currently do not expect the adoption to have a material impact on its consolidated financial statements.

In March 2008, the FASB affirmed the consensus of FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement ), which applies to all convertible debt instruments that have a ‘‘net settlement feature’’; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-a is effective for us during the first quarter of 2009. We are currently evaluating the impact the adoption of FSP APB 14-a may have on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for us during the first quarter of 2009.  We are currently evaluating the impact the adoption of FSP FAS 142-3-a may have on our consolidated financial statements.

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Measurement of financial assets and financial liabilities was effective for us beginning in fiscal year 2008.  Two FSPs on this Statement were subsequently issued.  On February 12, 2008, FSP No. 157-2 delayed the effective date of this Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for us in fiscal year 2009. On February 14, 2008, FSP No. 157-1 excluded SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS Statement No. 141, Business Combinations or SFAS No. 141(R), Business Combinations, regardless of whether those assets and liabilities are related to leases.  This FSP was effective upon our initial adoption of SFAS No. 157. The adoption of SFAS No. 157 relating to financial assets and financial liabilities did not have a material impact on our financial position or results of operations.  We do not expect the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities will have a material impact on our financial position or results of operations.  See Note 6 – “Derivative Warrant Liabilities and Convertible Debentures – Fair Value Measurements” for disclosures regarding our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, which are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 was effective for us beginning in the first quarter of fiscal year 2008.   We adopted SFAS No. 159 as of January 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.

NOTE 3    ACCRUED WARRANTIES

We accrue for warranty liabilities at the time of the sale for estimated costs that may be incurred under the basic limited warranty.  Changes in our aggregate accrued warranty are presented in the following table.

	Three months ended March 31,
(In thousands)	2008	2007
Accrued warranties at beginning of the period	$41,191	$4,347
Cost accrued for new warranties	4,232	191
Service obligation honored	(7,009)	(326)
Accretion of interest under purchase accounting	(102)	39
Accrued warranties at end of the period	$38,312	$4,251

NOTE 4.    DEFERRED REVENUE

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

	Three months ended March 31,
(In thousands)	2008	2007
Deferred revenue for extended and enhanced warranties, beginning of the period	$48,173	$32,408
Additions to deferred revenue for new extended and enhanced warranties sold	8,236	3,099
Revenue recognized for extended and enhanced warranties	(7,060)	(2,317)
Deferred revenue for extended and enhanced warranties, end of the period	49,349	33,190
Deferred software maintenance revenue, end of the period	9,602	7,410
Total deferred revenue	$58,951	$40,600

NOTE 5    NOTES PAYABLE AND DEBT

(In thousands)	March 31, 2008	December 31, 2007
Wells Fargo Receivables Advance Facility	$40,721	$59,914
Debt Incurred in Acquisition	105	279
Convertible Bridge Loans	300	300
Payable to Gateway	431	862
Payable to Lessor	343	844
Payable to TPV	—	1,176
Payable to Wacom Technology Corporation	585	874
Total Notes Payable and Debt	$42,485	$64,249

Wells Fargo Receivables Advance Facility

On November 16, 2006, MPC Computers entered into an agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) for an accounts receivable assignment and advance facility (“Receivables Advance Facility”). Under the facility, as amended in February 2007, MPC Computers may assign to Wells Fargo, and Wells Fargo may purchase, Accounts (as defined in the Receivables Advance Facility). Wells Fargo will advance 90% of the value of the purchased Accounts. Wells Fargo may adjust the advancement percentage at any time in its commercially reasonable discretion upon prior notice to us.  Wells Fargo will advance an additional 7.5% of the face amount of currently outstanding Accounts assigned to Wells Fargo, provided that the total advance does not exceed 97.5% of the face amount of any Account (the “Temporary Advance”), and increase the advance rate on new Accounts assigned to Wells Fargo to 98% of the amount of the Accounts for a period of eight weeks (the “Special Facility Period”). MPC Computers must repay the difference between the Advance and the Temporary Advance within four weeks after termination of the Special Facility Period. Failure to repay amounts advanced under the Special Facility would constitute an event of default under the Agreements. At any time when the Temporary Advance has been paid in full for a minimum of 60 days, MPC Computers may request that the Special Facility be reinstated for another eight week period with repayment to be made within four weeks.

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

We pay fees equal to the Wells Fargo Prime Rate (as defined in the Receivables Advance Facility), plus 0.75% per annum (the “Wells Fargo Discount”) multiplied by the total amount of Accounts purchased and not yet paid by our customers, computed daily. The effective rate at March 31, 2008 was 6%. The minimum monthly fee to be paid in aggregate by MPC Corporation affiliates to Wells Fargo is determined by multiplying the Wells Fargo Discount, by $2.5 million.

Wells Fargo has the right to require that we re-purchase the Accounts in the event our customer does not pay the receivable within a timeframe specified under the Receivables Advance Facility, if a material customer dispute arises or in the event of a default under the Receivables Advance Facility. The Receivables Advance Facility is subject to customary default provisions. Wells Fargo has discretion under the Receivables Advance Facility as to the Accounts purchased and the percentage advanced after submission of the Account for approval. Wells Fargo is not obligated to buy any Account from us that Wells Fargo does not deem acceptable in its sole discretion. There is no minimum amount of Accounts to be purchased by Wells Fargo under the Receivables Advance Facility. The facility is secured by substantially all of our assets. The Receivables Advance Facility is for a term of three (3) years terminating November 14, 2009. Early termination fees apply if the Receivables Advance Facility is terminated before the end of its term.  The Receivables Advance Facility also provides for a $3.6 million collateral account for the benefit of Wells Fargo for repayment of any obligations arising under the Receivables Advance Facility.

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

On April 10, 2008, MPC-Pro, GCI, and Gateway delivered to Wells Fargo an instruction letter that modified certain terms of the Intercreditor Agreement. The letter confirmed that a requirement under the Intercreditor Agreement to maintain a controlled collateral account in the amount of $1.5 million eliminated. Additionally, the letter confirmed that Wells Fargo is not required to hold certain Gateway funds in trust as previously required under the Intercreditor Agreement.  The impact of the instruction letter was to release approximately $1.0 million to us that was held in the controlled collateral account.

In April 2008, we were informed by Wells Fargo that Wells Fargo had over advanced approximately $1.4 million to us as a result of an oversight in the application of cash receipts received against several relatively small invoices outstanding since late 2007.  We have agreed with Wells Fargo to repay the $1.4 million over advance in four equal weekly payments starting June 6, 2008.

Note Payable to Gateway

On December 6, 2007, MPC-Pro entered into an unsecured promissory note payable to Gateway (the “Promissory Note”) in the amount of $1.3 million as part of the consideration for the acquisition of the Professional Business.  The Promissory Note was executed pursuant to the Asset Purchase Agreement which contemplated the parties executing the Promissory Note at a point in the future when the principal amount had been determined. The

Promissory Note is dated effective October 1, 2007, which was the closing date of the transaction under the Asset Purchase Agreement. The principal amount of the Promissory Note was calculated pursuant to terms set forth in the Asset Purchase Agreement.  The principal amount was due in three equal bi-monthly installments plus interest at 8% per annum beginning December 1, 2007 and ending on April 1, 2008. The note payable was fully paid on April 1, 2008.

Debt Incurred in Acquisition

Debt incurred in connection with the acquisition of MPC Computers of $370 thousand was due July 25, 2006, including any unpaid interest, which is accrued at 5% per annum.  There is no assurance that we will be successful in renegotiating the terms of these notes. The holders have the right, at any time prior to payment, to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.00 per share, which was determined at the date of issuance. The common stock underlying these notes is covered by a registration rights agreement.  We filed the registration statement with the SEC on November 8, 2006 and it was declared effective on June 28, 2007.  During the year ended December 31, 2007, we repaid and settled $91 thousand of the debt and related interest and recognized a gain of $52 thousand as we settled for less than the amounts due.  During the first quarter of 2008, we made further payments and settlements with the holders.  As of March 31, 2008, $105 thousand remains outstanding to one holder who is the Chief Financial Officer of MPC Corporation.

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

Warrants and convertible debt issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force (“EITF”) Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 provides that derivatives should be classified as either equity or a liability. If the derivative is determined to be a liability, the liability is fair valued each reporting period with the changes recorded to the consolidated balance sheet and consolidated statement of operations. In regard to the convertible debt set out above, we determined that the embedded conversion option qualified as equity under EITF 00-19 and would not be subject to bifurcation from the host instrument.

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

NOTE 6    DERIVATIVE WARRANT LIABILITIES AND CONVERTIBLE DEBENTURES

Derivative warrant liabilities and convertible debentures consist of the following:

	March 31, 2008
	Derivative Warrants	Convertible Debentures
(In thousands)	Fair Value	Fair Value	Face Value

New Convertible Debentures and Warrants	$1	$43	$—
September 29, 2006 Financing	302	1,435	1,353
	$303	$1,478	$1,353

	December 31, 2007
	Derivative Warrants	Convertible Debentures
(In thousands)	Fair Value	Fair Value	Face Value

New Convertible Debentures and Warrants	$1	$42	$—
September 29, 2006 Financing	633	1,548	1,353
	$634	$1,590	$1,353

New Convertible Debentures and Warrants

On September 6, 2006, we entered into a securities purchase agreement with certain existing investors and new investors pursuant to which we sold convertible debentures for an aggregate of $4.6 million. Additionally, the investors of April 24, 2006 Bridge Loan exchanged $5.0 million face value of their convertible debentures plus $226 thousand of accrued interest thereon into the New Convertible Debentures and the existing and new investors received 4,924,500 warrants. The debentures become convertible into shares of common stock at a conversion price of $0.75 per share. The warrants allow the purchase of our common stock for $1.10 per share and are for a term of 5 years. The debentures accrue interest at 8% per annum after shareholder approval was obtained in December 2006.  The aggregate principal amount becomes due and payable September 6, 2009. In the event that the debentures are not repaid on the maturity date, we will be in default and the debentures will begin to accrue interest at a rate of 22% per annum or the maximum amount permitted by law, whichever is less. The debentures contain various customary events of default as well as negative covenants that, among other things, prohibit us from incurring additional debt.

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

Both the debentures and the warrants contain provisions limiting conversion and exercise, or issuance of shares in lieu of interest, as the case may be, in the event that the holder’s beneficial ownership of our common stock would exceed 9.99%.  We concurrently entered into a registration rights agreement with the investors that required us to register all of the common stock issued and underlying the securities sold to investors. The registration rights agreement contains customary indemnification and contribution provisions. We filed the registration statement with the SEC on November 8, 2006 and it was declared effective on June 28, 2007. Not all of the common stock underlying the debentures and warrants were registered under the registration statement due to blocker provisions imposed by certain investors on their registrable shares and from a reduction in the number of shares as required by the SEC. We believe we have substantially fulfilled our obligation under the registration rights agreement and will register the remaining unregistered shares when the blocker provisions are waived by the investors and when allowed by the SEC.

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

On October 1, 2007, we entered into an Amendment No. 1 to the Convertible Debenture with each of Crestview and Toibb pursuant to which their respective Convertible Debentures were converted into Series A Preferred Stock.

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

In determining the fair value of our freestanding derivative financial instruments we assumed an expiration term of 3.44 years, a volatility of 75.23% and interest rate of 2.46%. The estimated fair value of these derivative instruments at March 31, 2008 and December 31, 2007 are as follows:

	Fair Value	Fair Value
(In thousands)	of Debt	of Warrants	Total

March 31, 2008	$43	$1	$44

December 31, 2007	$42	$1	$43

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

In determining the fair value of our freestanding derivative financial instruments we assumed an expiration term of 3.52 years, a volatility of 76.76% and an interest rate of 2.46%.   In the determination of the fair value of the convertible debentures, we assumed an equivalent volatility of 99.24%, interest rate of 9.67% and yield rate of 28.16%.    The estimated probability of a dilutive financing transaction occurring is based on management’s estimate of such a transaction in the future. The estimated fair value of these derivative instruments at March 31, 2008 and December 31, 2007 are as follows:

	Fair Value	Fair Value
(In thousands)	of Debt	of Warrants	Total

March 31, 2008	$1,435	$302	$1,737

December 31, 2007	$1,548	$633	$2,181

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements.  SFAS No. 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. Although the adoption of SFAS 157 did not materially impact  our financial condition, results of operations or cash flows, we are required to provide additional disclosures within our condensed consolidated financial statements regarding our derivative warrant liabilities and convertible debenture liabilities.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

•                  Level one inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.

•                  Level two inputs are inputs other than quoted prices included in level one that are observable for the asset or liability, either directly or indirectly. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability, other than quoted prices, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.

•                  Level three inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable, (Levels 1 and 2), and unobservable (Level 3).  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The valuation of our derivative warrant liabilities is determined using Level 2 inputs, using a Black-Scholes Merton (BSM) model.  The BSM model considers (i) time value, (ii) risk-free interest rates, (iii) volatility factors, and (iv) current market and contractual prices.  The valuation of our embedded conversion features is determined using Level 2 inputs, using the Flexible Monte-Carlo (FMC) model. The FMC model considers (i) time value, (ii) risk-adjusted interest inputs, (iii) credit-risk inputs, (iv) volatility factors, and (v) current market and contractual prices for the underlying amounts.

As of March 31, 2008, we had no other financial instruments requiring fair value measurement.

NOTE 7    SERIES B PREFERRED STOCK

In connection with the acquisition of the Professional Business, we issued 5,602,454 shares of MPC Corporation common stock totaling approximately 19.9% of our outstanding common stock as of the Closing Date, and 249,171 shares of MPC Corporation Series B Preferred Stock convertible into 4,983,416 shares of our common stock. All MPC Corporation Series B Preferred Stock issued to Gateway converts to MPC Corporation common stock upon (i) shareholder approval by a majority of the MPC Corporation common shareholders and (ii) at such time as the shares may be converted without causing Gateway’s ownership of our common stock to exceed 19.9% (the “Series B Automatic Conversion Event”).  Gateway agreed to vote in favor of the Series B Automatic Conversion Event. In the event shareholder approval is not obtained, all outstanding shares of Series B Preferred Stock shares are to be redeemed by MPC Corporation at 1.5 times the closing price times the number of shares of our common stock into which the Series B Preferred Stock is then convertible. The MPC Corporation Series B Preferred Stock is participating, non-voting, and has a liquidation preference equal to $.00000001 per share.

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

NOTE 8    SERIES A PREFERRED STOCK

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

NOTE 9    RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Professional Business, on October 1, 2007 MPC-Pro entered into a Transition Services Agreement (the “TSA”) with Gateway.  During the three months ended March 31, 2008, MPC-Pro paid Gateway $1.1 million for accounting, human resource, manufacturing, procurement, marketing, information technology, and other specified services under the terms of the TSA.   Under the TSA, Gateway also undertook certain buy/sell activities related to components on behalf of MPC, which includes procuring components from component suppliers, selling of such components to original design manufacturers (“ODMs”) for manufacture of finished goods that are ordered from ODMs by Gateway, and the subsequent selling of such finished goods to MPC-Pro (the “Buy/Sell Activity”).  In addition to the Buy/Sell activity under the TSA, MPC-Pro acquired certain additional component inventory from Gateway.  During the three months ended March 31, 2008, payments to Gateway under the Buy/Sell Activity and purchases of such component inventory totaled $21.3 million.  At March 31, 2008 we had accounts payable to Gateway totaling $13.1 million, related to the Buy/Sell activity and purchases of inventory and related services.

In connection with the acquisition of the Professional Business, MPC-Pro issued to Gateway a promissory note in the amount of $1.3 million (the “Promissory Note”).  During the three months ended March 31, 2008, MPC-Pro paid to Gateway $12 thousand of interest and $431 thousand of principal under the Promissory Note.  The payable to Gateway was $431 thousand at March 31, 2008.  See Note 5 “Notes Payable and Debt-Note Payable to Gateway”.

During the three months ended March 31, 2008, MPC-Pro provided certain manufacturing services to Gateway, and charged Gateway $1.8 million for such services.  At March 31, 2008, the receivable from Gateway for such services was $0.5 million.

MPC-Pro leases from Gateway 45,552 square feet of office space in North Sioux City, South Dakota.  During the three months ended, MPC-Pro paid Gateway lease payments totaling $170 thousand.

We are indebted to Curtis Akey, our chief financial officer, under the terms of a promissory note dated April 13, 2007 for services provided prior to his employment with us.  As of March 31, 2008, the outstanding balance under the promissory note was $105 thousand plus $16 thousand of accrued interest which amount is currently due and payable.  See Note 5 “Notes Payable and Debt-Debt Incurred in Acquisition.”

NOTE 10    COMMITMENTS AND CONTINGENCIES

Letters of Credit

On March 31, 2008 and December 31, 2007, we had outstanding letters of credit totaling $6.3 million. The letters of credit were fully collateralized with cash on deposit at the issuing bank.

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

Other Matters

On December 17, 2007, the General Services Administration (GSA) served MPC Computers with a subpoena to provide records regarding sales under our GSA Multiple Award Schedule contract.  The subpoena relates to an industry-wide investigation into alleged non-compliance with the Trade Agreements Act.  We are currently investigating the matter and responding to the subpoena.  The matter is in the preliminary stages and we cannot predict an outcome at this time. Our non-compliance could lead to imposition of penalties and termination of the contract.  The termination of the contract could lead to loss of substantial revenues from the federal government.

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

NOTE 11    SUBSEQUENT EVENTS

Agreements with Flextronics

On April 14, 2008, we entered into a Manufacturing Services Agreement (the “MSA”) with Flextronics Computing Mauritius Limited (“Flextronics”).  Under the MSA, Flextronics will perform procurement, supply chain management, manufacturing, assembly and testing for MPC Corporation at the Flextronics manufacturing facility in Juarez, Mexico.  Transition of operations from our Nashville, Tennessee manufacturing facilities to Juarez is expected to be completed by December 31, 2008.  The MSA provides for Flextronics to achieve certain cost reduction targets, during the first twelve months following August 31, 2008 that are expected to provide cost savings to MPC Corporation.  If the cost reduction targets are not achieved, our sole remedy is to terminate the MSA if Flextronics fails to cure the default.

In addition, on a one-time basis, Flextronics will purchase certain materials and inventory at the Nashville facility.  If Flextronics does not use the materials and inventory within a 12 month period, we must buy back the materials. Additionally, a division of Flextronics also agreed to acquire certain of our manufacturing equipment for a cash payment of $1 million subject to MPC Corporation’s possible retention of the manufacture of a computing platform.

We are responsible for applicable Nashville facility closure and related costs. It is presently anticipated that the employment of approximately 145 personnel from the Nashville facility will be terminated.

On May 8, 2008, MPC-Pro entered into an Inventory Purchase Agreement (the “IPA”) with Flextronics.  Under the IPA, Flextronics will purchase approximately $8.7 million of certain inventory currently located at our Nashville facility which we expect MPC-Pro will then repurchase from Flextronics over the 90 day period following the agreement date for production at our Nashville facility.  Any remaining inventory after the 90 day period must be repurchased by MPC-Pro.  Flextronics will charge a monthly interest cost of 1.5% per month on the outstanding inventory not repurchased by MPC-Pro in addition to a monthly management fee.

AMEX Notification

On May 8, 2008, the American Stock Exchange (“AMEX”) notified us that we have failed to satisfy a continued listing rule. Specifically, the notice from AMEX states that we are not in compliance with Section 1003(a) (i) of the AMEX Company Guide in that we have stockholder’s equity of less than $2 million and have sustained losses from continuing operations or net losses in two of its three most recent fiscal years.

The AMEX notice requires that by June 9, 2008, we submit a plan (the “Plan”) advising AMEX of action we have taken, or will take, that would bring us into compliance with the listing standards by November 9, 2009 (the “Plan Period”).  The Plan is required to include specific milestones, quarterly financial projections, and details related to any strategic initiatives that we plan to complete.  AMEX will evaluate the Plan and make a determination as to whether we have made a reasonable demonstration of an ability to regain compliance with the continued listing standards within specified timeframes, in which case the Plan will be accepted.  If the Plan is accepted, we may be able to continue listing during the Plan Period, during which time we will be subject to periodic review to determine whether we are making progress consistent with the Plan.  If the Plan is not accepted or if we do not make progress consistent with the Plan during the Plan Period, AMEX will initiate delisting procedures as appropriate.

Previously, we resolved a continued listing deficiency initially identified in an AMEX notice received in April 2006.  As reported in our Form 8-K filed October 29, 2007, we are subject to the provisions of Section 1009(h) for a period of twelve months from such date, which provides for the method of evaluation and appropriate action by AMEX staff should we fall below the continued listing standards during that period.  Depending on the circumstances, such action includes truncating procedures related to compliance with the continued listing standards or immediately initiating delisting proceedings.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the results of operations and financial condition should be read in conjunction with the financial statements and related notes included in Item 1 of this report and with our Annual Report in Form 10-K for the year ended December 31, 2007.

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

Professional Business Transition Issues

During the transition of the Professional Business IT and manufacturing systems from Gateway to MPC Computers’ existing systems in February, 2008, we experienced material delays in manufacturing and customer deliveries, which resulted in much lower than expected shipment volumes and revenues in the first quarter of 2008 as compared to the fourth quarter of 2007.  We also experienced delays in deliveries of parts needed for service and support-related matters.  Our manufacturing delays limited and stopped production at times over approximately a three week period at our Nashville manufacturing facility.  The delays were caused by a number of issues, including but not limited to, inaccurate bills of materials for our manufacturing processes, inadequate inventory procurement, routing problems which resulted in parts shortages, and order entry errors by our newest sales professionals from the Professional Business that caused some orders to be delayed in getting to our manufacturing floor. As part of the transition, we moved the manufacture of portable personal computers that had historically been manufactured in China to our Nashville facility, causing the transition-related issues we encountered to have a more pronounced effect on our operations.

Our delays in manufacturing and customer deliveries, and service and support issues we have encountered, have caused our inventory and accounts payable to grow materially during the transition and throughout the quarter, as well.  Prior to the commencement of the transition, we did not expect a significant slowing of our manufacturing process and shipments, and as a result we procured more raw material inventory to support our anticipated production than the amount we actually needed to fulfill customer orders.  The issues which slowed and stopped production in our Nashville manufacturing facility also impacted our procurement of peripheral product, such as monitors, speakers, and key boards, from third party vendors.  Inaccuracies in our bills of materials, parts shortages and order entry errors resulted at times in systems being built in our Nashville facility for which we could not invoice our customers because certain peripheral product from third party vendors had not been properly procured and shipped to our customers.  As a result, our finished goods inventory increased dramatically from $15.4 million as of December 31, 2007 to $28.2 million as of March 31, 2008.  In addition, during the quarter, a change in policy by certain of our vendors caused us to procure and carry additional inventory stock that we had not needed to carry in the prior quarter. Previously, these vendors had stocked and managed inventory near our Nashville manufacturing plant, allowing us to procure that inventory as needed to manufacture our products. These vendors eliminated their inventory stocks near our plant during the first quarter.  They had been willing to provide inventory to Gateway in this manner, but are unwilling to continue providing inventory under this policy with us.  Also, during the transition we experienced system issues and part delivery delays in our customer service and support area, causing us to procure additional parts to support customer relationships, and resulting in some replacement parts not reaching our customers in a timely manner.

As a result of the issues we encountered during the transition, we have lost some Professional Business customer relationships we had hoped to retain, and it is probable that we will lose additional Professional Business customers.  Our inability to retain customers of the Professional Business will likely result in lower than anticipated revenues for the combined company during 2008. The Professional Business customers may choose to buy products from our competitors rather than us if they perceive that our competitors provide better delivery times, higher quality, better service, greater financial strength or other factors.

Our liquidity is highly dependent upon our sales and the advance of cash to us by Wells Fargo on the accounts receivable from those sales. The delays in our manufacturing during the transition significantly impacted our shipments and sales to our customers.   As a result, the advance of cash from our Wells Fargo financing facility significantly declined during the transition, requiring us to fund a significant portion of our operations from our operations and limited existing cash reserves. Delays in our manufacturing or service and support fulfillment have caused us to prepay for production and service parts at times, or pay to have parts expedited to our plants and depots to alleviate these shortages.  We also delayed payments to certain vendors,, which may impact our ability to obtain or maintain vendor credit.  To the extent we are unable to purchase parts and components on a timely basis in the future, we may lose orders in backlog and related customers, which could have a further adverse and materially negative effect on our sales and liquidity.

Recent Agreements with Flextronics

On April 14, 2008, we entered into a Manufacturing Services Agreement (the “MSA”) with Flextronics Computing Mauritius Limited (“Flextronics”).  Under the MSA, Flextronics will perform procurement, supply chain management, manufacturing, assembly and testing for MPC Corporation at the Flextronics manufacturing facility in Juarez, Mexico.  Transition of operations from our Nashville, Tennessee manufacturing facilities to Juarez is expected to be completed by December 31, 2008.  The MSA provides for Flextronics to achieve certain cost reduction targets, during the first twelve months following August 31, 2008 that are expected to provide cost savings to MPC Corporation.  If the cost reduction targets are not achieved, our sole remedy is to terminate the MSA if Flextronics fails to cure the default.

In addition, on a one-time basis, Flextronics will purchase certain materials and inventory at the Nashville facility.  If Flextronics does not use the materials and inventory within a 12 month period, we must buy back the materials. Additionally, a division of Flextronics also agreed to acquire certain of our manufacturing equipment for a cash payment of $1 million subject to MPC Corporation’s possible retention of the manufacture of a computing platform.

We are responsible for applicable Nashville facility closure and related costs. It is presently anticipated that approximately 145 personnel from the Nashville facility will be terminated.

On May 8, 2008, MPC-Pro entered into an Inventory Purchase Agreement (the “IPA”) with Flextronics.  Under the IPA, Flextronics will purchase approximately $8.7 million of certain inventory currently located at our Nashville facility which we expect MPC-Pro will then repurchase from Flextronics over the 90 day period following the agreement date for production at our Nashville facility.  Any remaining inventory after the 90 day period must be repurchased by MPC-Pro.  Flextronics will charge a monthly interest cost of 1.5% per month on the outstanding inventory not repurchased by MPC-Pro in addition to a monthly management fee.

AMEX Notification

On May 8, 2008, the American Stock Exchange (“AMEX”) notified us that we have failed to satisfy a continued listing rule. Specifically, the notice from AMEX states that we are not in compliance with Section 1003(a) (i) of the AMEX Company Guide in that we have stockholder’s equity of less than $2 million and have sustained losses from continuing operations or net losses in two of its three most recent fiscal years.

The AMEX notice requires that by June 9, 2008, we submit a plan (the “Plan”) advising AMEX of action we have taken, or will take, that would bring us into compliance with the listing standards by November 9, 2009 (the “Plan Period”).  The Plan is required to include specific milestones, quarterly financial projections, and details related to any strategic initiatives that we plan to complete.  AMEX will evaluate the Plan and make a determination as to whether we have made a reasonable demonstration of an ability to regain compliance with the continued listing standards within specified timeframes, in which case the Plan will be accepted.  If the Plan is accepted, we may be able to continue listing during the Plan Period, during which time we will be subject to periodic review to determine whether we are making progress consistent with the Plan.  If the Plan is not accepted or if we do not make progress consistent with the Plan during the Plan Period, AMEX will initiate delisting procedures as appropriate.

Previously, we resolved a continued listing deficiency initially identified in an AMEX notice received in April 2006.  As reported in our Form 8-K filed October 29, 2007, we are subject to the provisions of Section 1009(h) for a period of twelve months from such date, which provides for the method of evaluation and appropriate action by AMEX staff should we fall below the continued listing standards during that period.  Depending on the circumstances, such action includes truncating procedures related to compliance with the continued listing standards or immediately initiating delisting proceedings.

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

Strategic Plans and Other Initiatives

With the purchase of the Professional Business we have expanded our enterprise IT hardware business of providing products and services to customers in mid-sized businesses, government agencies and education organizations.  This acquisition has expanded our business in the education and state/local government markets in particular, resulting in a more balanced product mix that is less reliant on the federal government business.  The acquisition has also expanded our product line, including a more competitive line of notebook PCs and convertible tablet PCs.  To successfully combine our existing operations with the newly acquired Professional Business, we have set forth the following key initiatives:

•                  Successfully integrate the new Professional Business with our existing operations, including:

•                  Transitioning from Gateway branded products to MPC branded products;

•                  Consolidating our product lines and continuing ongoing research and development activities;

•                  Completing the integration of our customer care and support functions;

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

RESULTS OF OPERATIONS (unaudited) (In millions)	Three Months ended March 31,
	2008	2007 (1)	% Change
Revenue	$123.7	$56.8	117.8%

Cost of revenue	108.7	50.6	114.8%

Gross margin	15.0	6.2	141.9%
Gross margin %	12.1%	10.9%
Operating expenses
Research and development expense	1.1	0.5	120.0%
Selling, general and administrative expense	24.1	9.8	145.9%
Depreciation and amortization	3.0	0.8	275.0%
Total operating expenses	28.2	11.1	154.1%
Operating expenses as a % of revenue	22.8%	19.5%
Operating loss	(13.2)	(4.9)	169.4%
Operating loss as a % of revenue	-10.7%	-8.6%
Other (income) expense
Interest expense, net	1.2	1.5
Change in estimated fair value of derivative financial instruments	(0.4)	(1.2)
Total other expense	0.8	0.3

Net loss	$(14.0)	$(5.2)

(1)          The results of the Professional Business have been consolidated effective October 1, 2007, the date the acquisition by MPC Corporation became effective, and therefore the results of the Professional Business are not included for periods prior to October 1, 2007.

OPERATING RESULTS

The results of the Professional Business have been consolidated effective October 1, 2007, the date the acquisition by MPC Corporation became effective, and therefore the results of the Professional Business are not included for periods prior to October 1, 2007.

Revenue

Revenue for the three months ended March 31, 2008 was $123.7 million, an increase of $66.9 million or 117.8% compared to the same period in 2007.  The increase was due to additional revenue of $77.7 million from the results of operations of the Professional Business which was acquired October 1, 2007.  The increase in revenue for 2008 was partially offset by a decline in revenue by MPC Computers of $10.8 million due in part to lower unit sales and declining sales prices because of competitive pressures.  In addition, our revenue for the first quarter was impacted by transition issues of the Professional Business IT and manufacturing systems from Gateway to MPC Computers’ existing systems during February 2008. The transition issues limited and stopped production at times over a three-week period at our Nashville manufacturing facility. The delays were caused by a number of issues, including but not limited to, inaccurate bills of materials for our manufacturing processes, inadequate inventory procurement, routing problems that resulted in parts shortages, and order entry errors that caused some orders to be delayed in getting to our manufacturing floor. Inaccuracies in our bills of materials, parts shortages and order entry errors resulted at times in systems being built in our Nashville facility which we then could not invoice because core peripheral product from third party vendors had not been properly procured and shipped to our customers.

Historically, revenue for MPC Computers and the Professional Business has been the lowest during the first quarter and increases during the remaining quarters of the year due to the buying seasons of the education, federal, state, and local governments in those quarters.  We expect this trend to continue and our revenue to increase over the remaining quarters of 2008.  Our revenue backlog at March 31, 2008 and December 31, 2007 was $48.2 million and $47.7 million respectively.

Revenue from MPC Computers has declined from 2005 to 2007 and in the first quarter of 2008.  Revenue from the Professional Business has also been declining during the same periods.  For the three months ended March 31, 2007, Gateway reported revenue of $155.7 million for the Professional Division.  Economies of scale play an important role in the PC industry.  Our major competitors have significantly larger operations and stronger brand recognition than we do, and generally have stronger financial positions.  We believe that our acquisition of the Professional Business will help us to address our disadvantages in economies of scale, but there can be no assurance that our downward revenue trend will be reversed.  Based on current trends, revenue for the combined business will be lower in 2008 than 2007 on a pro forma basis.

Gross Margin

Our gross margin as a percent of revenue for the three months ended March 31, 2008 was 12.1% as compared to 10.9% for the same period in 2007. The increase in gross margin was primarily due to an increase in revenue and gross margin from the Professional Business wherein the greater volume reduced the impact of our fixed costs of manufacturing. Overall, our margins were negatively impacted from the transition issues of the Professional Business, as we provided a higher than expected level of discounts to retain some of our customers, along with increased procurement expenses for expedited overseas raw materials shipments and interruptions to our supply chain.

Research and Development Expense

Research, development and engineering expense for the three months ended March 31, 2008 totaled $1.1 million, an increase of $0.6 million from the same period in 2007.  This increase is due primarily to an increase in the research and development activities as a result of the acquisition of the Professional Business.

Selling, General and Administrative Expense (SG&A)

For the three months ended March 31, 2008, SG&A expense was $24.1 million, an increase of $14.3 million or 145.9% from the same period in 2007.  The increase was due to additional SG&A expense as a result of the acquisition and integration of the Professional Business.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the non-cash amortization of acquired intangibles from our acquisition of MPC Computers in July 2005 and the Professional Business in October 2007.  For the three months ended March 31, 2008, depreciation and amortization expense was $3.0 million, a $2.2 million increase from the comparable period in 2007.  The increase is due primarily to the amortization of intangibles and depreciation of property and equipment acquired in connection with the acquisition of the Professional Business. We anticipate an increase in depreciation and amortization expense during the remainder of 2008 due to the outsourcing of the manufacturing of our Nashville facility to Flextronics and the resulting reduction of the estimated useful lives of equipment, leasehold improvements and software at the facility. We have not yet completed our analysis of the impact of the increased depreciation and amortization on the future results of operations for 2008.

Interest expense, net

Interest expense for the three months ended March 31, 2008 was $1.2 million, a decline of $0.3 million from the comparable period in 2007.  The decline was principally due to a reduction in the effective interest rate on outstanding advances under our Wells Fargo Receivables Advance Facility.

Change in Estimated Fair Value of Derivative Financial Instruments

Our convertible debentures and warrants are derivative financial instruments that are carried at fair value as derivative liabilities. See Note 6 – “Derivative Warrant Liabilities and Convertible Debentures” in Notes to Interim Condensed Consolidated Financial Statements in Item 1 of this report for more information regarding these financial instruments. During the three months ended March 31, 2008 and 2007, we recognized non-cash income of $0.4 million and $1.2 million, respectively, primarily related to a decline in the fair value of these derivative financial instruments as a result of a decrease in the market price of our stock during the first quarter of 2008.  In addition, during the year ended December 31, 2007 approximately 91% and 83%, respectively of outstanding debentures and warrants were converted or exercised which significantly reduced the impact of the changes of the remaining outstanding derivatives upon our results of operations in 2008.

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

NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The following is a discussion of the significant new accounting standards that have been issued that may have an impact to our consolidated financial statements or disclosures upon adoption.  To the extent possible, we have evaluated and have formed a conclusion regarding the potential impact of each of these standards.  In addition, we adopted two accounting standards during the first quarter of 2008.  The impact of the adoption of each of these standards is discussed below.

New Accounting Standards

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us during the first quarter of 2009.  We are currently evaluating the impact of the adoption of the enhanced disclosures requirements of SFAS 161 and currently do not expect the adoption to have a material impact on its consolidated financial statements.

In March 2008, the FASB affirmed the consensus of FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a ‘‘net settlement feature’’; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-a is effective for us during the first quarter of 2009. We are currently evaluating the impact the adoption of FSP APB 14-a may have on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for us during the first quarter of 2009.  We are currently evaluating the impact the adoption of FSP FAS 142-3 may have on our consolidated financial statements.

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Measurement of financial assets and financial liabilities was effective for us beginning in fiscal year 2008.  Two FSPs on this Statement were subsequently issued.  On February 12, 2008, FSP No. 157-2 delayed the effective date of this Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for us in fiscal year 2009. On February 14, 2008, FSP No. 157-1 excluded SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS Statement No. 141, Business Combinations or SFAS No. 141(R), Business Combinations, regardless of whether those assets and liabilities are related to leases.  This FSP was effective upon our initial adoption of SFAS No. 157. The adoption of SFAS No. 157 relating to financial assets and financial liabilities did not have a material impact on our financial position or results of operations.  We do not expect the impact of SFAS No. 157 related to nonfinancial assets and non financial liabilities will have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, which are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 was effective for us beginning in the first quarter of fiscal year 2008.   We adopted SFAS No. 159 as of January 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of GAAP financial statements requires certain estimates, assumptions, and judgments to be made that may affect our consolidated statement of financial position and results of operations. Critical accounting estimates are those that are most important and material to our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We believe our most critical accounting policies and estimates relate to revenue recognition, including reserves needed for possible future returns and discounts; the carrying value and usefulness of inventory and related inventory reserves; the timing and amount of future warranty obligations; accounting for derivative financial instruments; and the impairment of acquired intangible assets. We have discussed the development, selection, and disclosure of our critical accounting policies and use of estimates with the Audit Committee of our Board of Directors. These critical accounting policies and our other accounting policies are described in Note 2 of “Notes to Interim Condensed Consolidated Financial Statements” included in “Item 1 — Financial Statements.”

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

LIQUIDITY AND CAPITAL RESOURCES

We have two principal sources of liquidity: (i) existing cash and cash equivalents and (ii) our Wells Fargo Receivables Advance Facility.  As of March 31, 2008, we had unrestricted cash and cash equivalents of $3.8 million and an additional $9.9 million of restricted cash consisting of $3.6 million held as collateral under our receivables advance facility and $6.3 million held as collateral for outstanding letters of credit.

We face considerable constraints with respect to our liquidity and working capital that have materially impacted our business and may continue to impact our business.  As of March 31, 2008, we had current assets of $149.0 million and current liabilities (exclusive of deferred revenue which is not yet earned) totaling $168.5 million. At March 31, 2008 our shareholder’s deficit was $13.6 million. Our operations have not generated positive annual cash flows since our initial public offering in 2004.

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

Our financing under the Receivables Advance Facility is dependent upon our sales volume and related receivables to assign to Wells Fargo. Historically, our sales volume has been lower during the first two quarters of the year and increases during the third and fourth quarters due to the federal-buying season.  Additionally, the Professional Business transition issues discussed above have impeded our sales to Professional Business customers.  Periods of lower revenue volume and lower related receivables reduce our assignment of receivables, borrowing capacity, and our ability to cover our operating expenses.

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

Liquidity

(In millions)

	March 31,	December 31,
	2008	2007
Cash and cash equivalents	$3.8	$9.0
Restricted cash	9.9	9.8
Total	$13.7	$18.8

Cash Flow Activity

(In millions)

	Three Months Ended March 31,
	2008	2007
Net cash provided (used) by:
Operating activities	$17.3	$3.2
Investing activities	(0.8)	(0.1)
Financing activities	(21.7)	(6.4)
Increase (decrease) in cash	$(5.2)	$(3.3)

•                  Operating Activities

During the three months ended March 31, 2008, we generated $17.3 million from operating activities consisting of a net loss of $9.5 million as adjusted for $4.5 million of non-cash items including depreciation and amortization expense, income from the increase in fair value of derivative financial instruments and other non-cash items. In addition, operating activities provided $27.0 million from a decrease in working capital, primarily from a $31.9 million decline in accounts receivable, a $6.1 million increase in accounts payable offset by a $9.6 million increase in inventory and a $2.9 million decrease in accrued warranties.  The decline in accounts receivable was principally the result of a consecutive decline in sales from the fourth quarter of 2007 and the first quarter of 2008 and collections on the 2007 year end receivables.  The increase in inventory was due to the Professional Business Transaction issues and the procurement of more raw material inventory to support our anticipated production than the amount actually needed to fulfill customer orders.

During the three months ended March 31, 2007, we generated $3.2 million from operating activities consisting of a net loss of $5.0 million as adjusted for $0.2 million of non-cash items including depreciation and amortization expense, income from the increase in fair value of derivative financial instruments and other non-

cash items. In addition, operating activities provided $8.2 million from a decrease in working capital, primarily from a decrease in accounts receivable offset by an increase in inventory and a decrease in accounts payable and accrued expenses.

•                  Investing Activities

Investing activities for the three months ended March 31, 2008 included $0.8 million in purchase of equipment.

We had no significant investing activities during the three months ended March 31, 2007.

•                  Financing Activities

During the three months ended March 31, 2008, financing activities used $21.7 million consisting of a $19.2 million reduction in net borrowings under the Wells Fargo Receivables Advance Facility and $2.5 million in payments on notes payable.

During the three months ended March 31, 2007, financing activities used net cash of $6.4 million.  Our net borrowings under the Wells Fargo Receivable Advance Facility declined $6.6 million.  In addition, restricted cash related to collateralized letters of credit and the Receivable Advance Facility declined $0.2 million.

Liquidity and cash flows for 2008

As previously discussed under “Professional Business Transition Issues” of this Item, during the transition of the Professional Business IT and manufacturing systems from Gateway to MPC Computers’ existing systems in February, 2008, we experienced material delays in manufacturing and customer deliveries, which resulted in lower than expected shipment volumes and revenues in the first quarter of 2008 as compared to the fourth quarter of 2007. These issues have materially impacted our liquidity, and caused a material deterioration in our working capital from December 31, 2007 through March 31, 2008.  We are currently seeking to expand credit lines with many of our current vendors, and to obtain credit lines from vendors with whom we have not previously done business as a means to continue to fund our operations in the near term.  Yet we continue to extend payment to a number of our vendors well beyond normal payment terms.  Certain of these vendors, and existing vendors, have requested letters of credit to secure credit lines.  We are currently negotiating with other vendors, and anticipate providing additional letters of credit or other forms of credit enhancement to secure our credit lines with certain vendors.  In April 2008, we entered into the Flextronics agreement and anticipate an increase in liquidity from the sale of our inventory to Flextronics and have received an increase in our credit line with Flextronics.  Continuing to provide letters of credit or other credit enhancement to vendors constrains our liquidity as we are required to cash collateralize the letters of credit or otherwise incur costs to provide credit enhancement and there can be no assurance that we will be successful in obtaining sufficient vendor credit in the future.  Any inability to maintain adequate liquidity in the future or inability to integrate our IT systems on a timely basis may do significant harm to vendor relationships, and could cause us to experience credit holds, require that we pre-pay for products, and/or cause suppliers to refuse to deliver components or terminate supply arrangements, any of which could have a material adverse effect on our financial condition and results of operations.

Other specific issues which are relevant to understanding 2008 cash flows include:

•                  Financing activities

We expect to fully utilize available financing under our Wells Fargo Receivables Advance Facility to the extent possible in 2008.  In connection with the Professional Business transition issues in the first quarter of 2008, we encountered liquidity issues requiring additional financing.  We amended our Intercreditor Agreement to temporarily remove restrictions on our Receivables Advance Facility. The restrictions were previously reserved for payment of amounts due to Gateway, and provided approximately $15 million in funding from the Receivables Advance Facility.  In addition, on April 1, 2008, Wells Fargo provided an advance to MPC-Pro in the amount of $3.5 million (the “MPC-Pro Advance”). The MPC-Pro Advance is to be repaid by May 31, 2008, and is in addition to other amounts provided to us by Wells Fargo under the terms of our Account Purchase Agreement. We also amended the Transition Services Agreement with Gateway to extend the payments due on the payable to Gateway through June, 2008.

In addition, we were recently informed by Wells Fargo that Wells Fargo had over advanced approximately $1.4 million to us as a result of an oversight in the application of cash receipts received against several relatively small invoices outstanding since late 2007.  We have researched Wells Fargo’s claim, and determined that in fact Wells Fargo had over funded us by $1.4 million.  We have agreed with Wells Fargo to repay the $1.4 million over advance in four equal weekly payments starting June 6, 2008.

Our sales are seasonal and typically increase during our second, third and fourth quarters.  We anticipate an increase in sales will require additional working capital which we will obtain through Temporary Advances under the Receivables Advance Facility allowing us to borrow up to approximately 98% of our purchased accounts.   The Temporary Advances are of limited duration which may require us to seek other sources of cash.  We are looking at opportunities to sell assets, such as certain types of inventory and machinery and equipment and expand or enhance vendor credit where possible. We launched initiatives to further improve our margins beginning in January 2008. We are focusing on material costs, returns, freight costs, manufacturing productivity and costs as areas of opportunity to improve our gross margin and operating margin, including through our recent agreement signed with Flextronics in April 2008. We continue to be active in cost management and continuing seek ways to run our business more cost effectively.

We do not anticipate proceeds from the exercise of warrants, unless there is a significant increase in the market price of our common stock.  We expect some conversions of our Series A Preferred Stock and our Series B Preferred Stock to MPC Corporation Common Stock during 2008 upon shareholder approval.  The conversions have no cash flow impact.

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

We may need to raise a considerable amount of additional funds to satisfy vendor payment obligations and fund our business if we do not generate sufficient cash flows from operations and losses continue. There can be no assurance that we will be able to secure additional sources of financing on terms acceptable to us or at all. Even if we do obtain additional funding, the amount of such funding may not be sufficient to fully address all of our liquidity constraints. Continuing liquidity constraints could negatively and materially impact our business and results of operations.

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

On October 1, 2007, MPC-Pro and Gateway Companies Inc (“GCI”) (which was acquired by MPC-Pro in connection with the acquisition of the Professional Business), each entered into an Account Purchase Agreement with Wells Fargo.  Under these agreements, MPC-Pro and GCI may assign to Wells Fargo, and Wells Fargo may purchase from MPC-Pro and GCI, Accounts (as defined in the Agreements). Wells Fargo will advance to MPC-Pro and GCI 90% of the value of the purchased Accounts. Wells Fargo may adjust the advancement percentage at any time in its commercially reasonable discretion upon prior notice to MPC-Pro and GCI.  In addition, MPC-Pro, Gateway, GCI, and Wells Fargo entered into an Intercreditor Agreement (the “Intercreditor Agreement”). The Intercreditor Agreement provides Gateway with a junior security interest in accounts receivable generated on or after the October 1, 2007 acquisition of the Professional Business, inventory, and all other property of MPC-Pro and GCI as specified in the agreement to secure the payment of obligations owing to Gateway under the Transition Services Agreement (the “TSA Obligations”). Wells Fargo and MPC-Pro agreed to set aside certain accounts receivable for the payment of the TSA Obligations (the “Gateway Blocked Accounts”).  On March 27, 2008 the Intercreditor Agreement was amended to provide Gateway Blocked Accounts up to the following amounts: (i) there will be no Gateway Blocked Accounts through April 17, 2008; (ii) on or after April 18, 2008, a face amount equal to the obligations owing to Gateway under the Transition Agreement for the applicable week (the “Gateway Weekly Payoff Amounts”) minus $10.0 million; and (iii) on or after May 27, 2008, a face amount equal to the Gateway Weekly Payoff Amounts for the applicable week minus $5.0 million. The amendment also provides that, if, after June 30, 2008, there is a remaining positive balance of the Gateway Weekly Payoff Amounts, Gateway may provide a statement to MPC-Pro indicating the positive balance, and Wells Fargo will hold but not purchase Gateway Blocked Accounts submitted to it by MPC-Pro and GCI in a face amount equal to the remaining positive balance.

We will pay fees equal to the Wells Fargo Prime Rate (as defined in the Receivables Advance Facility), plus 0.75% per annum (the “Wells Fargo Discount”) multiplied by the total amount of Accounts purchased and not yet paid by our customers, computed daily. The effective rate at March 31, 2008 was 6%. The minimum monthly fee to be paid in aggregate by MPC Computers affiliates to Wells Fargo is determined by multiplying the Wells Fargo Discount, by $2.5 million.

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

On April 10, 2008, MPC-Pro, GCI, and Gateway delivered to Wells Fargo an instruction letter that modified certain terms of the Intercreditor Agreement. The letter confirmed that a requirement under the Intercreditor Agreement to maintain a controlled collateral account in the amount of $1.5 million eliminated. Additionally, the letter confirmed that Wells Fargo is not required to hold certain Gateway funds in trust as previously required under the Intercreditor Agreement.  The impact of the instruction letter was to release approximately $1.0 million to us that was held in the controlled collateral account.

In April 2008, we were informed by Wells Fargo that Wells Fargo had over advanced approximately $1.4 million to us as a result of an oversight in the application of cash receipts received against several relatively small invoices outstanding since late 2007.  We have agreed with Wells Fargo to repay the $1.4 million over advance in four equal weekly payments starting June 6, 2008.

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

Both the debentures and the warrants contain provisions limiting conversion and exercise, or issuance of shares in lieu of interest, as the case may be, in the event that the holder’s beneficial ownership of our common stock would exceed 9.99%.  We concurrently entered into a registration rights agreement with the investors that required us to register all of the common stock issued and underlying the securities sold to investors. The registration rights agreement contains customary indemnification and contribution provisions. We filed the registration statement with the SEC on November 8, 2006 and it was declared effective on June 28, 2007. Not all of the common stock underlying the debentures and warrants were registered under the registration statement due to blocker provisions imposed by certain investors on their registrable shares and from a reduction in the number of shares as required by the SEC. We believe we have substantially fulfilled our obligation under the registration rights agreement and will register the remaining unregistered shares when the blocker provisions are waived by the investors and when allowed by the SEC.

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

During the year ended December 31, 2007, we issued 8,798,986 shares of common stock and 626,546 shares of Series A Preferred Stock upon conversion of $9.8 million face value of New Convertible Debentures plus accrued interest and penalties and the exercise of 6,652,227 warrants.  See “Series A Preferred Stock” below.

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

Series B Preferred Stock

In connection with the acquisition of the Professional Business, we issued 5,602,454 shares of MPC Corporation common stock totaling approximately 19.9% of our outstanding common stock as of the Closing Date, and 249,171 shares of MPC Corporation Series B Preferred Stock convertible into 4,983,416 shares of our common stock. All MPC Corporation Series B Preferred Stock issued to Gateway converts to MPC Corporation common stock upon (i) shareholder approval by a majority of the MPC Corporation common shareholders and (ii) at such time as the shares may be converted without causing Gateway’s ownership of our common stock to exceed 19.9% (the “Series B Automatic Conversion Event”).  Gateway agreed to vote in favor of the Series B Automatic Conversion Event. In the event the Series B Automatic Conversion Event does not occur within one year from the Closing Date, all outstanding shares of Series B Preferred Stock shares are to be redeemed by us at 1.5 times the closing price times the number of shares of common stock into which the Series B Preferred Stock is then convertible. The MPC Corporation Series B Preferred Stock is participating, non-voting, and has a liquidation preference equal to $.00000001 per share.

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

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2008 our estimated purchase obligations increased by $40.8 million and outstanding notes payable and debt declined by $21.8 million from December 31, 2007.  There were no other material changes to our contractual obligations and commitments as of March 31, 2008.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our Wells Fargo Receivable Assignment Facility. The interest rate is a floating rate based on the prime rate plus 0.75% per annum.  Effective March 31, 2008 the rate was 6%.  If interest rates continue to rise we will be subject to higher interest payments if outstanding balances remain unchanged.

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

Currently, most of our sales are in the United States. All of our foreign sales and purchases of product are denominated in U.S. dollars, minimizing our foreign currency risk. All of our international suppliers, mostly from Asia, denominate contracts in U.S. dollars thereby eliminating foreign currency risk. In the future we may not be successful in negotiating most of our international supply agreements in U.S. dollars, thereby increasing our foreign currency risk. Amounts we pay for components from international suppliers could be affected by a continued weakening of the U.S. dollar as compared with other foreign currencies. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. We continue to evaluate our risk position on an ongoing basis to determine whether foreign exchange hedging strategies may need to be employed.

ITEM 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our CEO and our CFO, as of March 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)).   Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (excluding the acquired Profession Business as discussed more fully below) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007, our management assessed our internal control over financial reporting as of December 31, 2007.   In reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004), management determined that it would exclude the Professional Business, which was acquired from Gateway, Inc. on October 1, 2007, from the scope of its assessment of internal control over financial reporting as of December 31, 2007.  The reason for its exclusion is that the Professional Business was acquired by the company in a purchase business combination that was completed on October 1, 2007, and it was not possible for management to conduct an assessment of the Professional Business unit’s internal control over financial reporting in the period between the date the combination was completed and the date of management’s assessment.  Based on this assessment, management concluded that our internal control over financial reporting, excluding the Professional Business, was effective as of December 31, 2007. During its assessment, management did not identify any material weakness in our internal control over financial reporting.

However, in connection with the Professional Business, the process of extracting information necessary to prepare financial statements was highly manual, complex, and time consuming due to the integration of four distinct reporting systems. In addition, certain key accounts were not reconciled at year end, which lead to a current material weakness with respect to the Professional Business.   During the first quarter of 2008, we commenced a number of efforts to remediate the material weakness with respect to the Professional Business so that our combined business will have adequate internal controls over financial reporting.  These efforts included the completion of the migration of data and processes from the four Gateway systems to the MPC Corporation financial reporting system.  In addition, we began other remediation steps including redeployment of staff to the key areas impacted by the material weakness, initiated enhanced training of the consolidation and account reconciliation processes, and established review procedures in these areas.  However, as of March 31, 2008, we did not complete all of these remediation steps.

Except for  the changes on which we are working to address the material weakness  with respect to the Professional Business noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors, and other information included in or incorporated by reference into this report, including our financial statements and the related notes thereto. You should also carefully review and consider all of the risk factors set forth in “Item 1A, Risk Factors” in our Form 10-K for the period ending December 31, 2007 filed with the Securities and Exchange Commission on April 14, 2008. Additional risks and uncertainties that we do not presently know about, or have not yet identified, may also adversely affect our business. Our business, operating results and financial condition could be seriously harmed and you could lose your entire investment by the occurrence of any of these risks, or by unforeseen risks not listed below.

Risks Related to Our Liquidity

Our liquidity and working capital constraints grew during the first quarter of 2008, and could have a material adverse effect on our financial position and results of operations.

Our liquidity constraints make it difficult for us to execute on our business plan and continue operations without additional funding or concessions from our creditors, which they may not be willing to provide.   As of March 31, 2008, we had current assets of $149.0 million and current liabilities (exclusive of deferred revenue which is not yet earned) totaling $168.5 million.  As a result, our net working capital deficit was $19.5 million as of March 31, 2008.  As of December 31, 2007, we had current assets of $178.8 million and current liabilities (exclusive of deferred revenue which is not yet earned) totaling $183.6 million, resulting in a net working capital deficit of $4.8 million.  Consequently, our working capital deficit grew materially during the first quarter of 2008.  In addition, through the first five weeks of the second quarter, we have not yet experienced the material increase in our weekly shipped revenue from our average weekly shipped revenue we experienced in the first quarter of 2008.

We continue to extend payment terms to a number of our suppliers well beyond our normal payment terms.  Our working capital deficit could have a material adverse effect on our financial position and results of operations if we are not able to raise additional funds, or reduce our net working capital deficit through increased revenue and cash flow from operations in the second quarter.

Risk related to Our Securities

We have been notified by AMEX of our failure to satisfy continued listing standards, and if we are delisted the value and liquidity of your investment may be reduced.

On May 8, 2008, the American Stock Exchange (“AMEX”) notified us that we have failed to satisfy a continued listing rule. Specifically, the notice from AMEX states that we are not in compliance with Section 1003(a) (i) of the AMEX Company Guide in that we have stockholder’s equity of less than $2 million and have sustained losses from continuing operations or net losses in two of its three most recent fiscal years.

The AMEX notice requires that by June 9, 2008, we submit a plan (the “Plan”) advising AMEX of action we have taken, or will take, that would bring us into compliance with the listing standards by November 9, 2009 (the “Plan Period”).  The Plan is required to include specific milestones, quarterly financial projections, and details related to any strategic initiatives that we plan to complete.  AMEX will evaluate the Plan and make a determination as to whether we have made a reasonable demonstration of an ability to regain compliance with the continued listing standards within specified timeframes, in which case the Plan will be accepted.  If the Plan is accepted, we may be able to continue listing during the Plan Period, during which time we will be subject to periodic review to determine whether we are making progress consistent with the Plan.  If the Plan is not accepted or if we do not make progress consistent with the Plan during the Plan Period, AMEX will initiate delisting procedures as appropriate.

Previously, we resolved a continued listing deficiency initially identified in an AMEX notice received in April 2006.  As reported in our Form 8-K filed October 29, 2007, we are subject to the provisions of Section 1009(h) for a period of twelve months from such date, which provides for the method of evaluation and appropriate action by AMEX staff should we fall below the continued listing standards during that period.  Depending on the circumstances, such action includes truncating procedures related to compliance with the continued listing standards or immediately initiating delisting proceedings.

Risks Related to the Flextronics Transaction

The cost savings associated with the outsourcing initiative may not be realized.

We anticipate that the outsourcing of manufacturing operations to Flextronics will result in savings in manufacturing and materials procurement costs. However, such cost savings are not guaranteed, and it is possible that we will not achieve savings or that the savings will be less than presently anticipated. Furthermore, any savings in manufacturing and materials procurement costs could be offset, in whole or part, by factory closure and related costs. Our business plans are substantially dependent on achieving the anticipated savings, and the failure to achieve such savings would have a material adverse impact on our business.

We will be dependent on Flextronics to perform a substantial portion of our manufacturing.

Flextronics will perform a substantial portion of the manufacturing operations previously performed by us. The outsourcing of manufacturing operations to Flextronics involves a number of risks. For example, we could be impacted by any delays in production associated with Flextronics’ Juarez, Mexico facility. It is possible that that we will experience quality issues at a higher rate than we have experienced in the past. Our ability to timely deliver product could be impacted by shipping issues to or from the Flextronics facility.

If we experience difficulties with Flextronics, we face challenges to return to manufacturing our own products and we may not be able to find an alternative outsource partner.

We expect that part of the anticipated cost savings provided by the Manufacturing Services Agreement (“MSA”) will be the result of closing current manufacturing capacity. As a result, we may face significant challenges to return to manufacturing our own products if we experience difficulties with Flextronics. Additionally, we do not have contracts with other potential outsource partners and, if required, we may not be able to find alternative outsource partners on terms acceptable to us or at all.

We are substantially dependent on Flextronics willingness to continue to extend credit terms at levels sufficient to support our business.

Under the MSA, Flextronics will acquire, on our behalf, a substantial portion of the components necessary to produce our products. Flextronics has agreed to provide to us a line of credit in connection with such procurement activity. However, the line of credit will be reviewed on a monthly basis and is subject to change. If the Flextronics line of credit were reduced, it could have a substantial impact on our liquidity and our business.

We may experience unexpected difficulties transitioning manufacturing operations to the Flextronics facility.

In connection with transitioning manufacturing operations to the Flextronics facility, we may experience difficulties with information technology and manufacturing systems. Such difficulties could lead to delays in shipments. Flextronics will need to train its workforce concerning the manufacture of our products, and we may experience transitional delays or other issues until the workforce is fully trained.

Flextronics will acquire components for our products based on forecasts provided by us, and if our forecasts are incorrect, we may be required to repurchase the components.

Under the MSA, we are required to provide Flextronics with forecasts and, based on the forecasts, Flextronics will acquire components. If Flextronics is holding inventory for us for which there is not adequate demand, we may be required to repurchase inventory. Additionally, we may be required to pay inventory carry fees on inventory in excess of demand and to repurchase inventory that is on hand for timeframes specified in the MSA. If our forecasts are incorrect, these repurchase requirements and charges could materially impact our cash flows.

Customer response to our outsourcing initiative is uncertain.

Customer response to our outsourcing initiative is uncertain. A number of significant competitors in the computer industry have outsourced all or a significant portion of their manufacturing operations. However, it is possible that some customers, including U.S. government customers, may prefer product directly produced by the vendor or product that is produced in the U.S.

ITEM 6.    EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (1)

3.2	Amended and Restated Bylaws of the Registrant, as amended (2)

10.1	Letter from MPC-Pro, LLC, Gateway Companies, Inc. and Gateway, Inc. to Wells Fargo Bank dated April 10, 2008 (3)

10.2	Amendment No. 3 to Transition Services Agreement dated as of February 20, 2008 among MPC Pro LLC and Gateway, Inc. (4)

10.3

Agreement Amendment dated February 20, 2008 by and among Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit Operating Division, Gateway, Inc., Gateway Companies, Inc., and MPC-Pro LLC (4)

10.4	Amendment No. 4 to Transition Services Agreement dated as of March 27, 2008 among MPC Pro, LLC and Gateway, Inc. (5)

10.5

Second Agreement Amendment dated March 27, 2008 by and among Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit Operating Division, Gateway, Inc., Gateway Companies, Inc., and MPC-Pro LLC (5)

10.6***	Flextronics Manufacturing Services Agreement dated April 14, 2008 by and between MPC Corporation and Flextronics Computing Mauritius Limited

10.7	Flextronics Inventory Purchase Agreement dated May 8, 2008 by and between Gateway Pro Partners, LLC and Flextronics Computing Mauritius Limited (6)

31.1*	Certification of the Chief Executive Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer of MPC Corporation, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Furnished herewith.

***   Filed herewith and contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.

(1)   Incorporated by reference to Exhibit 3.1 on Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007.

(2)   Incorporated by reference to Exhibit 3.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007.

(3)   Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Securities and Exchange Commission on April 16, 2008.

(4)   Incorporated by reference to Exhibits 99.1 and 99.2, respectively, on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008.

(5)   Incorporated by reference to Exhibits 99.1 and 99.2, respectively, on Form 8-K filed with the Securities and Exchange Commission on April 2, 2008.

(6)   Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Securities and Exchange Commission on May 14, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPC Corporation

Date: May 15, 2008	/s/ John P. Yeros
John P. Yeros
Chairman and CEO
.

Date: May 15, 2008	/s/ Curtis M. Akey
Curtis M. Akey
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (1)

3.2	Amended and Restated Bylaws of the Registrant, as amended (2)

10.1	Letter from MPC-Pro, LLC, Gateway Companies, Inc. and Gateway, Inc. to Wells Fargo Bank dated April 10, 2008 (3)

10.2	Amendment No. 3 to Transition Services Agreement dated as of February 20, 2008 among MPC Pro LLC and Gateway, Inc. (4)

10.3

Agreement Amendment dated February 20, 2008 by and among Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit Operating Division, Gateway, Inc., Gateway Companies, Inc., and MPC-Pro LLC (4)

10.4	Amendment No. 4 to Transition Services Agreement dated as of March 27, 2008 among MPC Pro, LLC and Gateway, Inc. (5)

10.5

Second Agreement Amendment dated March 27, 2008 by and among Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit Operating Division, Gateway, Inc., Gateway Companies, Inc., and MPC-Pro LLC (5)

10.6***	Flextronics Manufacturing Services Agreement dated April 14, 2008 by and between MPC Corporation and Flextronics Computing Mauritius Limited

10.7	Flextronics Inventory Purchase Agreement dated May 8, 2008 by and between Gateway Pro Partners, LLC and Flextronics Computing Mauritius Limited (6)

31.1*	Certification of the Chief Executive Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer of MPC Corporation, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Furnished herewith.

***   Filed herewith and contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.

(1)   Incorporated by reference to Exhibit 3.1 on Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007.

(2)   Incorporated by reference to Exhibit 3.1 on Registrant’s Current Report on Form 8-K filed with the Securities and

Exchange Commission on March 29, 2007.

(3)   Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Securities and Exchange Commission on April 16, 2008.

(4)   Incorporated by reference to Exhibits 99.1 and 99.2, respectively, on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008.

(5)   Incorporated by reference to Exhibits 99.1 and 99.2, respectively, on Form 8-K filed with the Securities and Exchange Commission on April 2, 2008.

(6)   Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Securities and Exchange Commission on May 14, 2008.