Form 10-Q
period 2008-06-30
MPC CORP
filed 2008-08-14
CIK 1289871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes  ☐   No  ☒

As of August 1, 2008 there were 34,212,677 shares of the issuer’s no par value Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MPC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$718	$9,009
Restricted cash	9,766	9,852
Accounts receivable, net	59,673	86,056
Inventories, net	97,796	62,050
Prepaid maintenance and warranty costs	7,627	10,699
Other current assets	1,492	1,146
Total Current Assets	177,072	178,812

Non-Current Assets
Property and equipment, net	6,827	10,697
Goodwill	45,255	45,255
Acquired intangibles, net	23,814	28,455
Long-term portion of prepaid maintenance and warranty costs	2,108	1,388
Other assets	3,237	1,668
Total Non-Current Assets	81,241	87,463
TOTAL ASSETS	$258,313	$266,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$105,063	$61,079
Accrued expenses	13,977	26,928
Accrued licenses and royalties	4,835	5,084
Current portion of accrued warranties	20,479	24,700
Current portion of deferred revenue	31,234	33,357
Notes payable and debt	56,598	64,249
Derivative financial instruments at estimated fair value	1,498	1,590
Total Current Liabilities	233,684	216,987

Long Term Liabilities
Non-current portion of accrued warranties	14,305	16,491
Non-current portion of deferred revenue	29,547	25,848
Derivative warrant liability	297	634
Total Long Term Liabilities	44,149	42,973
TOTAL LIABILITIES	277,833	259,960

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, Series B, 260,000 shares authorized, 249,171 issued and outstanding	6,308	6,308

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 100,000 shares authorized; no shares issued and outstanding at 2008 and 2007	—	—
Preferred Stock, Series A, 640,000 shares authorized; 626,546 issued and outstanding	9,008	9,008
Common Stock, no par value, 100,000,000 shares authorized; 34,196,343 and 33,948,489 shares issued and outstanding at 2008 and 2007, respectively	85,743	85,029
Accumulated Deficit	(120,579)	(94,030)
Total Shareholders’ Equity (Deficit)	(25,828)	7
TOTAL LIABILITIES AND EQUITY	$258,313	$266,275

The accompanying notes are an integral part of the condensed consolidated financial statements.

MPC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for per share data)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2008	2007 (1)	2008	2007 (1)

Revenue	$125,473	$53,613	$249,180	$110,365

Cost of revenue	108,906	46,972	217,620	97,534

Gross margin	16,567	6,641	31,560	12,831

Operating expenses
Research and development expense	1,324	542	2,395	1,039
Selling, general and administrative expense	22,055	8,811	46,181	18,643
Depreciation and amortization	4,314	772	7,263	1,542
Total operating expenses	27,693	10,125	55,839	21,224

Operating loss	(11,126)	(3,484)	(24,279)	(8,393)

Other (income) expense
Interest expense, net	1,432	1,503	2,698	3,021
Change in estimated fair value of derivative financial instruments	15	20,559	(428)	19,313
Gain on vendor settlements	—	(225)	—	(225)
Total other (income) expense, net	1,447	21,837	2,270	22,109

Net loss	$(12,573)	$(25,321)	$(26,549)	$(30,502)

Loss per common share:
Basic	$(0.37)	$(1.91)	$(0.78)	$(2.35)
Diluted	$(0.37)	$(1.91)	$(0.78)	$(2.35)

Common shares used to compute net loss per share:
Basic	34,190,472	13,260,372	34,128,763	12,979,052
Diluted	34,190,472	13,260,372	34,128,763	12,979,052

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

MPC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2008	2007 (1)
OPERATING ACTIVITIES
Net loss	$(26,549)	$(30,502)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,070	1,399
Amortization of acquired intangibles	4,641	905
Amortization of deferred loan costs	—	459
Change in estimated fair value of derivative financial instruments	(429)	19,313
Stock compensation on vesting of restricted stock units	620	170
Cumulative effect of change in accounting principle	—	71
Gain on vendor settlements	—	(225)
Provision for bad debt	441	27
Gain on disposal	(7)	—
Changes in assets and liabilities
Accounts receivable	25,942	23,917
Inventory	(35,746)	(8,343)
Prepaid maintenance & warranties	2,352	(1,659)
Other current assets	(346)	249
Other non-current assets	(1,569)	504
Accounts payable and accrued liabilities	25,828	(3,184)
Accrued licenses and royalties	(249)	(7)
Accrued warranties	(6,407)	(46)
Deferred revenue	1,576	1,919
Net cash (used) provided by operating activities	(4,832)	4,967

INVESTING ACTIVITIES
Purchase of property and equipment	(1,214)	(76)
Net cash used by investing activities	(1,214)	(76)

FINANCING ACTIVITIES
Net activity under financing facility	(7,699)	(7,912)
Borrowings from debt	8,735	—
Payment of note payable	(3,367)	(500)
Restricted cash related to letters of credit and financing facility	86	549
Net cash used by financing activities	(2,245)	(7,863)

Net cash decrease for period	(8,291)	(2,972)

Cash at beginning of period	9,009	4,839

Cash at end of period	$718	$1,867

Supplemental disclosure of cash flow information:
Interest paid	$2,160	$1,674
Income taxes paid	-0-	-0-

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

Our primary business is providing PC-based products and services to mid-sized businesses, government agencies and education organizations. We manufacture and market ClientPro® desktop PCs, TransPort® notebook PCs, NetFRAME® servers and DataFRAME™ storage products. In addition we manufacture and market the “E-series” of desktops, notebooks, servers and storage products under a limited license agreement with Gateway expiring in March 2009.  We also provide hardware-related support services such as installation, technical support, parts replacement, and recycling. In addition to PCs, servers, and storage products, we also fulfill our customers’ requirements for third party products produced by other vendors including printers, monitors and software.

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

Agreement with Flextronics

On April 14, 2008, we entered into a Manufacturing Services Agreement (the “MSA”) with Flextronics Computing Mauritius Limited (“Flextronics”).  Under the MSA, Flextronics will perform procurement, supply chain management, manufacturing, assembly and testing for MPC Corporation at the Flextronics manufacturing facility in Juarez, Mexico.  Transition of operations from our Nashville, Tennessee manufacturing facilities to Juarez is expected to be completed by December 31, 2008 with transition of other manufacturing to occur on such schedules as may be determined by MPC Corporation and Flextronics.  The MSA provides for Flextronics to achieve certain cost reduction targets, during the first twelve months following August 31, 2008 that are expected to provide cost savings to MPC Corporation.  If the cost reduction targets are not achieved, our sole remedy is to terminate the MSA if Flextronics fails to cure the default.

We anticipate the outsourcing of our manufacturing operations to Flextronics could result in potential manufacturing and overhead cost savings.  Flextronics has a much larger scale of operations than ours that may provide a greater ability to procure products and components at lower prices and with lower labor costs.  After the first twelve months of the MSA, Flextronics will continue to seek to reduce cost of manufacturing products by methods such as elimination of materials, material price reductions, redefinition of specifications and re-design of assembly or test methods.  We will continue to evaluate additional means of reducing costs and improving productivity in connection with our operations and under the MSA with Flextronics.  There is no guaranty, however, that any such cost savings will be achieved.  The transfer of operations to Flextronics will allow MPC Corporation to focus on its sales, marketing, product development and service and support functions, with reduced remaining manufacturing operations.

We are responsible for applicable Nashville facility closure and related costs.  We currently estimate a reduction in workforce of approximately 145 personnel from the Nashville facility.

AMEX Notification

On June 27, 2008, the American Stock Exchange (“AMEX”) notified us that, although we remain out of compliance with certain of continued listing standards, AMEX has accepted our plan for regaining compliance. AMEX has granted us an extension until November 9, 2009, to regain compliance with its continued listing standards.

Previously, on May 8, 2008, the AMEX notified us that we failed to satisfy a continued listing rule. Specifically, the notice from AMEX stated that we are not in compliance with Section 1003(a) (i) of the AMEX Company Guide in that we have stockholder’s equity of less than $2 million and have sustained losses from continuing operations or net losses in two of our three most recent fiscal years. We were afforded the opportunity to submit a plan of compliance. We submitted the plan on June 9, 2008.

We will be subject to periodic review by the AMEX staff during the extension period. Failure to make progress consistent with the plan or regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from the AMEX.

NOTE 2.    LIQUIDITY ISSUES

In February 2008, we commenced the transition of the Professional Business IT and manufacturing systems from Gateway to MPC Computers’ existing systems and experienced material delays in manufacturing and customer deliveries, which resulted in much lower than expected shipment volumes and revenues in the first quarter of 2008 as compared to the fourth quarter of 2007.  We also experienced delays in deliveries of parts needed for service and support-related matters.  Our manufacturing delays limited and stopped production at times over approximately a three week period at our Nashville manufacturing facility.  The delays were caused by a number of issues, including, but not limited to, inaccurate bills of materials for our manufacturing processes, inadequate inventory procurement, routing problems which resulted in parts shortages, and order entry errors that caused some orders to be delayed in getting to our manufacturing floor.  In addition, we moved the manufacture of portable personal computers that had historically been manufactured in China to our Nashville facility, causing the transition-related issues we encountered to have a more pronounced effect on our operations.  Prior to the commencement of the transition, we did not expect a significant slowing of our manufacturing process and shipments, and as a result, we procured more raw material inventory to support our anticipated production than the amount we actually needed to fulfill customer orders.  The issues which slowed and stopped production in our Nashville manufacturing facility also impacted our procurement of peripheral products, such as monitors, speakers, and key boards, from third party vendors.  Also during the transition, we experienced system issues and part delivery delays in our customer service and support area, causing us to procure additional parts to support customer relationships, and resulting in some replacement parts not reaching our customers in a timely manner.  These delays in manufacturing and customer deliveries, and service and support issues have caused our inventory and accounts payable to grow materially during the transition and throughout the first six months of 2008.

In connection with the outsourcing of the Nashville manufacturing operations to Flextronics under the MSA, we anticipated that the majority of the Professional Business product lines would be transitioned to Flextronics by August 2008, with the transition of all lines to be completed by December 2008. To date, the ramp up of the manufacturing operations by Flextronics has proceeded slower than planned and there has been a very limited amount of finished products produced for us by Flextronics.  In addition, we have shut down our Nashville operations and a substantial portion of our inventory has either been moved to, or is in transit to, the Flextronics Juarez facility.   We have not yet reached agreement with Flextronics on the amount of inventory Flextronics will ultimately purchase from us under the MSA, the timing of receipt of funds from such sales, and so far have received $6.9 million from the sale of inventory. If Flextronics is not able to achieve acceptable production levels, we would have difficulties in returning manufacturing to our facilities or finding alternatives.

These transition issues have materially impacted our liquidity, and caused a substantial deterioration in our working capital from December 31, 2007 through June 30, 2008 and into the third quarter of 2008.  Additionally, because of the delays in production, we have experienced cancellations of some of our orders in backlog and a decline in sales to date during the third quarter.  We continue to extend payment to a number of our vendors well beyond normal payment terms and the amount of the extended payments increased during the second quarter and into the third quarter of 2008.  Certain of our vendors have lowered their existing credit lines to us, restricted component product shipments to us, or have requested letters of credit to secure credit lines.  Working with lower credit lines, continuing to provide letters of credit or other credit enhancement to vendors constrains our liquidity as we are required to use more of our cash, cash collateralize letters of credit or otherwise incur costs to provide credit enhancement, and there can be no assurance that we will be successful in obtaining sufficient vendor credit in the future.  Any inability to maintain adequate liquidity in the future or inability to integrate our IT systems on a timely basis may do significant harm to vendor relationships, and could cause us to experience credit holds, require that we pre-pay for products, and/or cause suppliers to refuse to deliver components or terminate supply arrangements, any of which could have a material adverse effect on our financial condition and results of operations.

Our liquidity is highly dependent upon our sales and the advance of cash to us by Wells Fargo on the accounts receivable from those sales. As described above, the delays in our manufacturing during these transitions significantly impacted our shipments and sales to our customers.   As a result, the advance of cash from our Wells Fargo financing facility significantly declined, requiring us to fund a significant portion of our operations from our limited cash flows from operations from management of our working capital and from limited existing cash reserves. Delays in our manufacturing and service and support fulfillment have caused us to prepay for production and service parts at times, or pay to have parts expedited to our plants and depots to alleviate these shortages.  We also delayed payments to certain vendors, which has impacted, and may continue to impact, our ability to obtain or maintain vendor credit.  To the extent we are unable to purchase parts and components on a timely basis in the future, we may lose orders in backlog and related customers, which could have a further adverse and materially negative effect on our sales and liquidity.

We may need to raise a significant amount of additional funds to satisfy vendor payment obligations and fund our business if we do not generate sufficient cash flows from operations and losses continue. There can be no assurance that we will be able to secure additional sources of financing on terms acceptable to us or at all.  Continuing liquidity constraints could negatively and materially impact our business and results of operations could impact our ability to continue operations, or could result in bankruptcy.

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

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase.  We had no cash equivalents at June 30, 2008 and December 31, 2007.

Restricted cash

Restricted cash at June 30, 2008 and December 31, 2007 includes $4.3 million and $3.5 million, respectively, held as collateral under our receivables financing facility, and $5.5 million and $6.3 million, respectively, held as collateral for outstanding letters of credit.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate reserve against losses resulting from collecting less than full payment on receivables. Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at an estimated realizable value. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the aging of our receivables, and the financial condition of the customer.  A considerable amount of judgment is required when assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. The allowance for doubtful accounts totaled $3.2 million and $2.7 million respectively, as of June 30, 2008 and December 31, 2007.

Inventory

Inventory is stated at the lower of cost or market, with cost determined on an average cost basis approximating first in first out (FIFO). We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. If circumstances related to our inventories change, estimates of the realizability of inventory could materially change. At June 30, 2008 and December 31, 2007, our inventory valuation allowance totaled $14.6 million and $12.3 million and was recorded as a reduction of inventory in the consolidated balance sheets. Inventory balances, net of valuation allowances, at June 30, 2008 and December 31, 2007 are:

(In thousands)

	June 30,	December 31,
	2008	2007

Raw Materials	$72,755	$46,569
Work in Process	866	100
Finished Goods	24,175	15,381

Total Inventory	$97,796	$62,050

Prepaid Maintenance and Warranty Costs

Prepaid maintenance and warranty costs include amounts paid to third party software vendors, outsourced providers of warranty fulfillment services and technology insurance vendors for which the related revenue has been deferred. These costs are recognized ratably with the related revenue.

Business Combinations

We account for business combinations under the purchase accounting method. The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when market value is not readily available. Any excess of purchase price over the fair value of the tangible and net intangible assets acquired is allocated to goodwill.  During the six months ended June 30, 2008, we had no changes to the preliminary purchase price allocation of our October 1, 2007 acquisition of the Professional Business.

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

Long-Lived Assets

Equipment and software are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives, primarily three to five years. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term. Equipment held for lease is depreciated over the initial term of the lease to the equipment’s estimated residual value.  Our policy is to periodically review the estimated useful lives of our fixed assets.  During the three and six months ended June 30, 2008, depreciation and amortization expense increased $1.3 million due to the outsourcing of the manufacturing of our Nashville, TN facility to Flextronics and the resulting reduction of the estimated useful lives of equipment, leasehold improvements and software at the facility.  We expect an increase in depreciation and amortization expense of $1.0 million during the remainder of 2008.

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

Concentrations

A concentration of credit risk may exist with respect to trade receivables, particularly customers within the U.S. federal government. We perform ongoing credit evaluations on a significant number of our customers and collateral from our customers is generally not required.  Seven customers accounted for approximately 14% of trade receivables as of June 30, 2008 and were either agencies of, or resellers to, the federal government.

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

Through 2007 we have generated losses for both financial reporting and tax purposes.  As a result, for income tax return reporting purposes, we may utilize approximately $36.9 million of net operating loss carryforwards, which begin to expire in 2022 and are available as late as 2027.  We believe these net operating loss carryforwards are subject to an annual limitation on their use of $967 thousand pursuant to Internal Revenue Code Section 382.  However, we have not yet completed our analysis of additional limitations, if any, resulting from the acquisition of the Professional Business and the conversion of our debentures and the exercise of our warrants during 2007.

Stock Based Compensation – Stock Options

During the first quarter of fiscal 2006, we adopted the provisions of and accounted for stock-based compensation in accordance with the SFAS 123R Share-Based Payments, which replaced SFAS 123 and supersedes APB 25. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All of our stock options were vested as of December 31, 2005, and we have not issued stock options during the periods presented.

Stock Based Compensation – Restricted Stock Units

We issue restricted stock units (“RSUs”) as stock based compensation to members of our Board of Directors and employees.  We record non-cash compensation expense over the requisite service period of the RSUs determined by the number of units granted multiplied by the fair market value at the date of grant less an estimate for pre-vesting forfeitures. Compensation expense for RSUs issued is classified on the statement of operations as operating expense. During the six months ended June 30, 2008 and 2007, we recorded $620 thousand and $170 thousand respectively, in stock compensation expense for RSUs.

Basic and Diluted Income (Loss) Per Share

We apply the provisions of SFAS No. 128, Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss), as adjusted by the impact of potentially dilutive securities, by the combination of the weighted average number of common shares outstanding and all potentially dilutive common shares outstanding during the period using the treasury stock method unless the inclusion of such shares is anti-dilutive. Our potentially dilutive securities primarily consist of convertible debentures, stock warrants, restricted stock units, and stock options. For the six months ended June 30, 2008 and 2007, all potentially dilutive common shares totaling 38,194,463 and 32,311,503, respectively, were excluded from the computation of diluted loss per share because inclusion of such shares would have had an anti-dilutive effect on diluted loss per share.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.  The most significant was the reclassification of depreciation expense of $381 thousand and $762 thousand, respectively, related to production equipment to cost of revenue from depreciation and amortization expense for the three and six months ended June 30, 2007.  The reclassification had no impact on the reported net loss for either period.

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

NOTE 4.    ACCRUED WARRANTIES

We accrue for warranty liabilities at the time of the sale for estimated costs that may be incurred under the basic limited warranty.  Changes in our aggregate accrued warranty are presented in the following table.

(In thousands)

	Six months ended
	June 30,
	2008	2007
Accrued warranties at beginning of the period	$41,191	$4,347
Cost accrued for new warranties	7,714	399
Service obligation honored	(14,598)	(484)
Accretion of interest under purchase accounting	477	39
Accrued warranties at end of the period	$34,784	$4,301

NOTE 5.    DEFERRED REVENUE

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

(In thousands)

	Six months ended
	June 30,
	2008	2007
Deferred revenue for extended and enhanced warranties, beginning of the period	$48,173	$32,408
Additions to deferred revenue for new extended and enhanced warranties sold	17,234	5,625
Revenue recognized for extended and enhanced warranties	(13,720)	(4,988)
Deferred revenue for extended and enhanced warranties, end of the period	51,687	33,045
Deferred software maintenance revenue, end of the period	9,094	7,460
Total deferred revenue	$60,781	$40,505

NOTE 6.    NOTES PAYABLE AND DEBT

(In thousands)

	June 30, 2008	December 31, 2007
Wells Fargo Receivables Advance Facility	$52,215	$59,914
Payable to Flextronics	3,588	—
Payable to Wacom Technology Corporation	390	874
Convertible Bridge Loans	300	300
Debt Incurred in Acquisition	105	279
Payable to TPV	—	1,176
Note Payable to Gateway	—	862
Payable to Lessor	—	844
Total Notes Payable and Debt	$56,598	$64,249

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

On October 1, 2007, MPC-Pro and GCI (which was acquired by MPC-Pro in connection with the acquisition of the Professional Business), each entered into an Account Purchase Agreement with Wells Fargo.  Under these agreements, MPC-Pro and GCI may assign to Wells Fargo, and Wells Fargo may purchase from MPC-Pro and GCI, Accounts (as defined in the Agreements). Wells Fargo will advance to MPC-Pro and GCI 90% of the value of the purchased Accounts. Wells Fargo may adjust the advancement percentage at any time in its commercially reasonable discretion upon prior notice to MPC-Pro and GCI. In addition, MPC-Pro, Gateway, GCI and Wells Fargo entered into an Intercreditor Agreement (the “Intercreditor Agreement”). The Intercreditor Agreement provides Gateway with a junior security interest in accounts receivable generated on or after the October 1, 2007 acquisition of the Professional Business, inventory, and all other property of MPC-Pro and GCI as specified in the agreement to secure the payment of obligations owing to Gateway under the Transition Services Agreement (the “TSA Obligations”). Wells Fargo and MPC-Pro agreed to set aside certain accounts receivable for the payment of the TSA Obligations (the “Gateway Blocked Accounts”).  On May 29, 2008 the Intercreditor Agreement was amended to provide that there will be Gateway Blocked Accounts in up to the following amounts: (i) there will be no Gateway Blocked Accounts through August 31, 2008; and (ii) on or after September 15, 2008, a face amount equal to the obligations owing to Gateway under the Transition Agreement for the applicable week (the “Gateway Weekly Payoff Amounts”) minus $10.0 million. The amendment also provides that, if, after November 15, 2008, there is a remaining positive balance of the Gateway Weekly Payoff Amounts, Gateway may provide a statement to MPC-Pro indicating the positive balance, and Wells Fargo will hold but not purchase Gateway Blocked Accounts submitted to it by MPC-Pro and GCI in a face amount equal to the remaining positive balance.

We pay fees equal to the Wells Fargo Prime Rate (as defined in the Receivables Advance Facility), plus 0.75% per annum (the “Wells Fargo Discount”) multiplied by the total amount of Accounts purchased and not yet paid by our customers, computed daily. The effective rate at June 30, 2008 was 6%. The minimum monthly fee to be paid in aggregate by MPC Corporation affiliates to Wells Fargo is determined by multiplying the Wells Fargo Discount, by $2.5 million.

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

On April 1, 2008, Wells Fargo provided an advance to MPC-Pro in the amount of $3.5 million (the “MPC-Pro Advance”). The MPC-Pro Advance was repaid on May 27, 2008, and was in addition to other amounts provided to us by Wells Fargo under the terms of our Account Purchase Agreements with Wells Fargo.

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

On June 24, 2008, Wells Fargo provided an advance to MPC-Pro in the amount of $3 million (the “MPC-Pro Advance”). The MPC-Pro Advance is to be repaid by September 24, 2008 and is in addition to other amounts provided to us by Wells Fargo under the terms of our Receivables Advance Facility with Wells Fargo. Interest on the MPC-Pro Advance is at prime plus 1.75%. We agreed to pay to Wells Fargo an advance fee in the amount of $25 thousand for the MPC-Pro Advance. As a condition of the MPC–Pro Advance, we will use the service of a strategic consultant chosen by us and approved of by Wells Fargo.

On July 11, 2008, MPC Computers and MPC-Pro and Wells Fargo, entered into a Master Purchase Order Assignment Agreement.  See Note 11 “Subsequent Events.”

Payable to Flextronics

On May 8, 2008, we entered into a Flextronics Inventory Purchase Agreement (the “IPA”) with Flextronics. Under the IPA, Flextronics may purchase certain inventory currently located at our Nashville facility which we expect to then repurchase from Flextronics over the 90 day period following the agreement date for production at our Nashville facility. Any remaining inventory after the 90 day period must be repurchased by us. A monthly interest cost of 1.5% per month is charged by Flextronics on the outstanding inventory not repurchased by us in addition to a monthly management fee.  Amounts outstanding under the IPA to be repurchased by us are accounted for as a financing arrangement and payable to Flextronics.

Payable to Wacom Technology Corporation

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

Debt Incurred in Acquisition

Debt incurred in connection with the acquisition of MPC Computers of $370 thousand was due July 25, 2006, including any unpaid interest, which is accrued at 5% per annum.  There is no assurance that we will be successful in renegotiating the terms of these notes. The holders have the right, at any time prior to payment, to convert all or any part of the then outstanding balance of principal and interest under these notes into shares of common stock at the conversion price of $3.00 per share, which was determined at the date of issuance. The common stock underlying these notes is covered by a registration rights agreement.  We filed the registration statement with the SEC on November 8, 2006 and it was declared effective on June 28, 2007.  During the year ended December 31, 2007, we repaid and settled $91 thousand of the debt and related interest and recognized a gain of $52 thousand as we settled for less than the amounts due.  During the first six months of 2008, we made further payments and settlements with the holders.  As of June 30, 2008, $105 thousand remains outstanding to one holder who is the Chief Financial Officer of MPC Corporation.

Payable to TPV

On June 30, 2007, we entered into a settlement agreement with TPV International (USA), Inc. and Top Victory Electronics (FUJIANG) Co., Ltd (collectively “TPV”).  Under the agreement we agreed to pay TPV $2.1 million over a period of twelve months with interest at 8%.  The agreement provides for monthly payments of $120 thousand for six months and $254 thousand thereafter. The settlement amount had been previously recorded as accounts payable.  The payable to TPV was fully repaid on February 1, 2008.

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

On July 2, 2007, MPC Computers entered into a Sixth Amendment to the Lease of this manufacturing facility. The Sixth Amendment to the Lease provided that MPC Computers pay the balance of the Extended Rent Obligation in twelve equal monthly installments in the amount of $174 thousand, including interest at the annual rate of 12%.  The extended Rent Obligation was fully paid on June 1, 2008.

NOTE 7.    DERIVATIVE WARRANT LIABILITIES AND CONVERTIBLE DEBENTURES

Derivative warrant liabilities and convertible debentures consist of the following:

	June 30, 2008
	Derivative Warrants	Convertible Debentures
(In thousands)	Fair Value	Fair Value	Face Value

New Convertible Debentures and Warrants	$1	$50	$—
September 29, 2006 Financing	296	1,448	1,353
	$297	$1,498	$1,353

	December 31, 2007
	Derivative Warrants	Convertible Debentures
(In thousands)	Fair Value	Fair Value	Face Value

New Convertible Debentures and Warrants	$1	$42	$—
September 29, 2006 Financing	633	1,548	1,353
	$634	$1,590	$1,353

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

Both the debentures and the warrants contain provisions limiting conversion and exercise, or issuance of shares in lieu of interest, as the case may be, in the event that the holder’s beneficial ownership of our common stock would exceed 9.99%.  We concurrently entered into a registration rights agreement with the investors that required us to register all of the common stock issued and underlying the securities sold to investors. The registration rights agreement contains customary indemnification and contribution provisions. We filed the registration statement with the SEC on November 8, 2006 and it was declared effective on June 28, 2007. Not all of the common stock underlying the debentures and warrants were registered under the registration statement due to blocker provisions imposed by certain investors on their registrable shares and from a reduction in the number of shares as required by the SEC. We believe we have substantially fulfilled our obligation under the registration rights agreement and may register the remaining unregistered shares when the blocker provisions are waived by the investors and when allowed by the SEC.

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

During the year ended December 31, 2007, we issued 8,798,986 shares of common stock and 626,546 shares of Series A Professional Stock upon conversion of $9.8 million face value of New Convertible Debentures plus accrued interest and penalties, and the exercise of 6,652,227 warrants.  See Note 9-”Series A Preferred Stock.”

In determining the fair value of our freestanding derivative financial instruments we assumed an expiration term of 3.19 years, a volatility of 110.98% and interest rate of 3.34%. The estimated fair value of these derivative instruments at June 30, 2008 and December 31, 2007 are as follows:

	Fair Value	Fair Value
(In thousands)	of Debt	of Warrants	Total

June 30, 2008	$50	$1	$51

December 31, 2007	$42	$1	$43

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

During the year ended December 31, 2007, we issued 6,314,927 shares of common stock upon conversion of $3.6 million in face value of debentures from the September 29, 2006 Financing plus accrued interest and penalties and exercise of 893,125 warrants.

In determining the fair value of our freestanding derivative financial instruments we assumed an expiration term of 3.27 years, a volatility of 110.23% and an interest rate of 3.34%.   In the determination of the fair value of the convertible debentures, we assumed an equivalent volatility of 98.63%, interest rate of 9.86% and yield rate of 30.54%.    The estimated probability of a dilutive financing transaction occurring is based on management’s estimate of such a transaction in the future. The estimated fair value of these derivative instruments at June 30, 2008 and December 31, 2007 are as follows:

	Fair Value	Fair Value
(In thousands)	of Debt	of Warrants	Total

June 30, 2008	$1,448	$296	$1,744

December 31, 2007	$1,548	$633	$2,181

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

The valuation of our derivative warrant liabilities is determined using Level 3 inputs, using a Black-Scholes Merton (BSM) model.  The BSM model considers (i) time value, (ii) risk-free interest rates, (iii) volatility factors, and (iv) current market and contractual prices.  The valuation of our embedded conversion features is determined using Level 3 inputs, using the Flexible Monte-Carlo (FMC) model. The FMC model considers (i) time value, (ii) risk-adjusted interest inputs, (iii) credit-risk inputs, (iv) volatility factors, and (v) current market and contractual prices for the underlying amounts.

As of June 30, 2008, we had no other financial instruments requiring fair value measurement.

NOTE 8.    SERIES B PREFERRED STOCK

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

In accounting and valuing for the Series B Preferred Stock, we considered the guidance of EITF D-98 Classification and Measurement of Redeemable Securities. In accordance with EITF D-98, the Series B Preferred Stock was recorded and carried at its fair value at initial date of issue.  The MPC Corporation Common shares and MPC Corporation Series B Preferred Stock issued to Gateway were valued at $7.1 million and $6.3 million, respectively, based on volume-weighted average of MPC Corporation’s closing common stock price of $1.2657 per share over a six business day period, from August 30, 2007 through September 7, 2007. Such period included two business days prior to the date of the Asset Purchase Agreement on September 4, 2007 and two business days after our September 5, 2007 announcement of the transaction. The MPC Corporation Series B Preferred Stock was valued based on the common-equivalent number of shares that would be issued following the Series B Automatic Conversion Event.

Under EITF-D-98 the Series B Preferred Stock was classified outside of permanent equity under EITF-D-98 due to the possible cash redemption of the stock in the event the Series B Automatic Conversion Event was not approved by our shareholders.  On July 25, 2008 our shareholders approved the Series B Automatic Conversion Event and therefore the Series B Preferred Stock has subsequently been reclassified to permanent equity.

NOTE 9.    SERIES A PREFERRED STOCK

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

NOTE 10.    RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Professional Business, on October 1, 2007 MPC-Pro entered into a Transition Services Agreement (the “TSA”) with Gateway.  During the six months ended June 30, 2008, MPC-Pro paid Gateway $1.3 million for accounting, human resource, manufacturing, procurement, marketing, information technology, and other specified services under the terms of the TSA.   Under the TSA, Gateway also undertook certain buy/sell activities related to components on behalf of MPC, which includes procuring components from component suppliers, selling of such components to original design manufacturers (“ODMs”) for manufacture of finished goods that are ordered from ODMs by Gateway, and the subsequent selling of such finished goods to MPC-Pro (the “Buy/Sell Activity”).  In addition to the Buy/Sell activity under the TSA, MPC-Pro acquired certain additional component inventory from Gateway.  During the six months ended June 30, 2008, payments to Gateway under the Buy/Sell Activity and purchases of such component inventory totaled $22.0 million.  At June 30, 2008 we had accounts payable to Gateway totaling $14.1 million, related to the Buy/Sell activity and purchases of inventory and related services.  Under Amendment No. 5 of the TSA, we are obligated to make scheduled payments to Gateway, with the balance fully repaid in November, 2008.  At June 30, 2008 we were delinquent on $ 0.5 million of the scheduled payments to Gateway.  We also did not make a $0.5 million payment due on July 15, 2008.  A scheduled payment of $3.0 million is due on August 15, 2008, which we do not expect to pay.  We are expecting to renegotiate the TSA in August 2008, to further defer payments of the payable to Gateway.

In connection with the acquisition of the Professional Business, MPC-Pro issued to Gateway a promissory note in the amount of $1.3 million (the “Promissory Note”).  During the six months ended June 30, 2008, MPC-Pro paid to Gateway $17 thousand of interest and $862 thousand of principal in full payment of the Promissory Note.  See Note 6 “Notes Payable and Debt-Note Payable to Gateway.”

During the six months ended June 30, 2008, MPC-Pro provided certain manufacturing services to Gateway, and charged Gateway $1.8 million for such services.  At June 30, 2008, the receivable from Gateway for such services was $0.5 million.

MPC-Pro leases from Gateway 45,552 square feet of office space in North Sioux City, South Dakota.  During the six months ended June 30, 2008, MPC-Pro paid Gateway lease payments totaling $283 thousand.

We are indebted to Curtis Akey, our chief financial officer, under the terms of a promissory note dated April 13, 2007 for services provided prior to his employment with us.  As of June 30, 2008, the outstanding balance under the promissory note was $105 thousand plus $18 thousand of accrued interest which amount is currently due and payable.  See Note 5 “Notes Payable and Debt-Debt Incurred in Acquisition.”

NOTE 11.    COMMITMENTS AND CONTINGENCIES

Letters of Credit

We had outstanding letters of credit totaling $5.5 million and $6.3 million on June 30, 2008 and December 31, 2007, respectively.  The letters of credit were fully collateralized with cash on deposit at the issuing bank.

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

NOTE 12.    SUBSEQUENT EVENTS

Master Purchase Order Assignment Agreement

On July 11, 2008, MPC Computers and MPC-Pro and Wells Fargo, entered into a Master Purchase Order Assignment Agreement (the “Assignment Agreement”). Under the Assignment Agreement, MPC Computers and MPC-Pro will assign customer purchase orders to Wells Fargo and request Wells Fargo to accept such purchase orders and purchase the required materials to fulfill the purchase orders. On such assigned purchase orders, Wells Fargo will retain MPC Computers and MPC-Pro to manufacture, process, and ship ordered goods and will pay us for our services upon payment by the customer to Wells Fargo for the goods. Accepted purchase orders will be reassigned to us at such time Wells Fargo has received payment in full on account of a purchase order invoice. Accepted purchase orders become delinquent if a purchase order price is not paid to Wells Fargo by the earliest of (i) the due date for payment of the purchase order invoice, (ii) forty-five 45 days following the Funding Date by Wells Fargo, as defined, (iii) the date the purchase order is cancelled, or (iv) the date of occurrence of an event of default as defined. Wells Fargo has the right to require us to promptly purchase any Delinquent Purchase Order as defined, (and inventory of products in the case of a Canceled Purchase Order, as defined) for an amount equal to the full amount outstanding under the purchase order invoice (or the purchase order price in the case of a Canceled Purchase Order). The Assignment Agreement provides for limitations of funding of individual accepted purchase orders by Wells Fargo and the maximum aggregate outstanding funding shall not exceed $5 million.

Wells Fargo is to be paid a transaction initiation and set-up fee of 1.0% of the face amount of letters of credit and funds advanced by Wells Fargo with respect to each accepted purchase order, plus a daily maintenance fee in a sum equal to 0.067% of the aggregate of the face amount of all letters of credit and funds advanced by Wells Fargo which remain outstanding for more than fifteen (15) days. In addition, a Product advance fee will be paid to Wells Fargo equal to the J.P. Morgan prime rate plus 2%, divided by 360, multiplied by the aggregate amounts outstanding on all letters of credit and all funds advanced by Wells Fargo in connection the accepted purchase orders. In the event of a Delinquent Purchase Order, a late payment fee is to be paid in a sum equal to 0.067% of the outstanding portion of the purchase order price multiplied by the number of days from the date an accepted purchase order becomes a delinquent purchase order to and including the date Wells Fargo has received full payment of amounts due. The Assignment Agreement provides for a commitment fee of $100 thousand to be paid to Wells Fargo on the earlier of twelve months following July 11, 2008 or the date of termination of the Assignment Agreement and be paid for each one or more twelve month renewal terms if the agreement is renewed. The commitment fee will be waived in whole if the Product Volume for a term equals or exceeds the Minimum Volume of $10 million, or in part if the Product Volume for a term is less than the Minimum Volume based on the aggregate volume of funds advanced by Wells Fargo in connection with accepted purchase orders as a percentage of the Minimum Volume.

On July 11, 2008, in connection with the Assignment Agreement, MPC Computers, MPC-Pro and Wells Fargo entered into a Security Agreement and Financing Statement (the “Security Agreement”). Under the Security Agreement, MPC Computers and MPC-Pro grants Wells Fargo a first priority security interest in substantially all merchandise, inventory, goods and supplies in connection with accepted purchase orders under the Assignment Agreement for all payments and other obligations due Wells Fargo there under (the “Primary Collateral”). In addition, the Security Agreement provides Wells Fargo a subordinated security interest in substantially all other assets of MPC Computers and MPC-Pro pledged to a Senior Lender, as defined. Under an Intercreditor Agreement with Gateway, MPC-Pro has granted to Gateway a security interest in all or part of its assets, which is subordinate to a security interest granted by MPC-Pro to Wells Fargo under certain Account Purchase Agreements. On July 11, 2008, in connection with the Assignment Agreement, Gateway and MPC-Pro entered into a Transaction Subordination Agreement with Wells Fargo. Under the Transaction Subordination Agreement, Gateway agrees to further subordinate its interest in the assets of MPC-Pro to Wells Fargo.

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

Current Business

Our primary business is providing PC-based products and services to mid-sized businesses, government agencies and education organizations.  We use a build-to-order manufacturing process and a direct sales model that we believe is an efficient means to provide customized computing solutions to our customers. We manufacture and market ClientPro® desktop PCs, TransPort® notebook PCs, NetFRAME® servers and DataFRAME™ storage products.  In addition, we manufacture and market the “E-series” of desktops, notebooks, servers and storage products under an eighteen month limited license agreement with Gateway. We also provide hardware-related support services such as installation, technical support, parts replacement, and recycling. We believe that the quality of our service and support differentiates us from our competitors. In addition to PCs, servers, and storage products, we also fulfill our customers’ requirements for third party products produced by other vendors, including peripherals and software.

Recent Agreements with Flextronics

On April 14, 2008, we entered into a Manufacturing Services Agreement (the “MSA”) with Flextronics Computing Mauritius Limited (“Flextronics”).  Under the MSA, Flextronics will perform procurement, supply chain management, manufacturing, assembly and testing for MPC Corporation at the Flextronics manufacturing facility in Juarez, Mexico.  Transition of operations from our Nashville, Tennessee manufacturing facilities to Juarez is expected to be completed by December 31, 2008 with transition of other manufacturing to occur on such schedules as may be determined by MPC Corporation and Flextronics.  The MSA provides for Flextronics to achieve certain cost reduction targets, during the first twelve months following August 31, 2008 that are expected to provide cost savings to MPC Corporation.  If the cost reduction targets are not achieved, our sole remedy is to terminate the MSA if Flextronics fails to cure the default.

In addition, on a one-time basis, Flextronics will purchase certain materials and inventory at the Nashville facility.  If Flextronics does not use the materials and inventory within a 12 month period, we must buy back the materials. Additionally, a division of Flextronics also agreed to acquire certain of our manufacturing equipment for a cash payment of $1 million subject to our possible retention of the manufacture of a computing platform.

We anticipate the outsourcing of our manufacturing operations to Flextronics could result in potential manufacturing and overhead cost savings.  Flextronics has a much larger scale of operations than ours that may provide a greater ability to procure products and components at lower prices and with lower labor costs.  After the first twelve months of the MSA, Flextronics will continue to seek to reduce cost of manufacturing products by methods such as elimination of materials, material price reductions, redefinition of specifications and re-design of assembly or test methods.  We will continue to evaluate additional means of reducing costs and improving productivity in connection with our operations and under the MSA with Flextronics.  There is no guaranty, however, that any such cost savings will be achieved.  The transfer of operations to Flextronics will allow MPC to focus on its, sales, marketing, product development and service and support functions, with reduced remaining manufacturing operations.

We are responsible for applicable Nashville facility closure and related costs.  We currently estimate a reduction in workforce of approximately 145 personnel from the Nashville facility.

On May 8, 2008, MPC-Pro entered into an Inventory Purchase Agreement (the “IPA”) with Flextronics.  Under the IPA, Flextronics purchased approximately $12.0 million of certain inventory currently located at our Nashville facility which we expect MPC-Pro will then repurchase from Flextronics over the 90 day period following the agreement date for production at our Nashville facility.  Any remaining inventory after the 90 day period must be repurchased by MPC-Pro.  Flextronics will charge a monthly interest cost of 1.5% per month on the outstanding inventory not repurchased by MPC-Pro in addition to a monthly management fee.

Professional Business and Flextronics Transition Issues

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

Our delays in manufacturing and customer deliveries, combined with service and support issues we have encountered, have caused our inventory and accounts payable to grow materially during the transition and throughout the first six months of 2008.  Prior to the commencement of the transition, we did not expect a significant slowing of our manufacturing process and shipments, and as a result, we procured an increased amount of raw material inventory to support our anticipated increased production than the amount we actually needed to fulfill actual customer orders.  As a result, our raw materials inventory increased from $46.6 million as of December 31, 2007 to $72.8 million as of June 30, 2008. The issues which slowed and stopped production in our Nashville manufacturing facility also impacted our procurement of peripheral product, such as monitors, speakers, and key boards, from third party vendors.  Inaccuracies in our bills of materials, parts shortages and order entry errors resulted at times in systems being built in our Nashville facility for which we could not invoice our customers because certain peripheral products from third party vendors had not been properly procured and shipped to our customers.  As a result, our finished goods inventory increased from $15.4 million as of December 31, 2007 to $24.2 million as of June 30, 2008.  In addition, during the first quarter of 2008, a change in policy by certain of our vendors caused us to procure and carry additional inventory stock that we had not needed to carry in the prior quarter. Previously, these vendors had stocked and managed inventory near our Nashville manufacturing plant, allowing us to procure that inventory as needed to manufacture our products. These vendors eliminated their inventory stocks near our plant during the first quarter of 2008.  Previously, they had been willing to provide inventory to Gateway in this manner, but were unwilling to continue providing inventory under this policy with us.  Also, during the transition we experienced system issues and part delivery delays in our customer service and support area, causing us to procure additional parts to support customer relationships, and resulting in some replacement parts not reaching our customers in a timely manner.

The operational issues we encountered in the first quarter of 2008 resulted in further extensions of payments to our suppliers during the second quarter of 2008. Consequently, a number of suppliers, including Intel, began reducing our credit line or restricting shipments of component inventory to us, causing additional delays in our manufacturing process and in shipments of finished goods to our customers.  During the quarter we funded payments to certain vendors through sales a portion of our component inventory to Flextronics, which helped reduce our vendor payables and release component inventory shipments to us.  However, our sales during the second quarter were nearly the same as in the first quarter, resulting in continued losses during the quarter and in the growth of our working capital deficit.

In connection with the outsourcing of the Nashville manufacturing operations to Flextronics under the MSA, we anticipated that the majority of the Professional Business product lines would be transitioned to Flextronics by August 2008, with the transition of all lines to be completed by December 2008. To date, the ramp up of the manufacturing operations by Flextronics has proceeded slower than planned and there has been a very limited amount of finished products produced for us by Flextronics.  In addition, we have shut down our Nashville operations and a substantial portion of our inventory has either been moved to, or is in transit to, the Flextronics Juarez facility.  We have not yet reached agreement with Flextronics on the amount of inventory Flextronics will ultimately purchase from us under the MSA, the timing of receipt of funds from such sales, and so far have received $6.9 million from the sale of inventory. If Flextronics is not able to achieve acceptable production levels, we would have difficulties in returning manufacturing to our facilities or finding alternatives.

These transition issues have materially impacted our liquidity, and caused a material deterioration in our working capital from December 31, 2007 through June 30, 2008 and into the third quarter of 2008.  In addition, the delay in reaching an agreement with Flextronics on an acceptable amount of sales of inventory and delay in the ramp up production at the Juarez facility has further adversely impacted our cash flow and liquidity in July and August of 2008.  The decline in the combined revenues of MPC Computers and the Professional Business and our liquidity issues have made it difficult to cover our fixed costs and warranty obligations.  Additionally, because of the delays in production, we have experienced cancellations of some of our orders in backlog and a decline in sales to date during the third quarter.  We continue to extend payment to a number of our vendors well beyond normal payment terms and the amount of the extended payments increased during the second quarter and into the third quarter of 2008.  Certain of our vendors have lowered their existing credit lines to us, restricted component product shipments to us, or have requested letters of credit to secure credit lines.  Working with lower credit lines, continuing to provide letters of credit or other credit enhancement to vendors constrains our liquidity as we are required to use more of our cash, cash collateralize letters of credit or otherwise incur costs to provide credit enhancement and there can be no assurance that we will be successful in obtaining sufficient vendor credit in the future.  Any inability to maintain adequate liquidity in the future or inability to integrate our IT systems on a timely basis may do significant harm to vendor relationships, and could cause us to experience credit holds, require that we pre-pay for products, and/or cause suppliers to refuse to deliver components or terminate supply arrangements, any of which could have a material adverse effect on our financial condition and results of operations.

As a result of the issues we encountered during the transition and in the second quarter of 2008, we have lost some Professional Business customer relationships we had hoped to retain, and it is probable that we will lose additional Professional Business customers in the near future.  Our inability to retain customers of the Professional Business will likely result in lower than anticipated revenues for the combined company during 2008. The Professional Business customers may choose to buy products from our competitors rather than us if they perceive that our competitors provide better delivery times, higher quality products, better service, have greater financial strength or other determining factors.

Our liquidity is highly dependent upon our sales and the advance of cash to us by Wells Fargo on the resulting accounts receivable from those sales. As described above, the delays in our manufacturing operations during the transition significantly reduced our shipments and sales to our customers during the first and second quarters of 2008.   As a result, the advance of cash from our Wells Fargo financing facility significantly declined during the transition and during the second quarter, requiring us to fund a significant portion of our operations from our operating cash flow and limited existing cash reserves. Delays in our manufacturing operations and service and support fulfillment have caused us to prepay for production and service parts, or pay to have production and service parts expedited to our plants and depots to alleviate these shortages.  We have also delayed payments to certain vendors, which has impacted, and may continue to impact, our ability to obtain or maintain vendor credit on terms beneficial to us.  To the extent we are unable to purchase production and serice parts and components on a timely basis in the future, we may lose orders in backlog and related customers, which could have a further adverse and materially negative effect on our sales and liquidity.

We may need to raise a significant amount of additional funds to satisfy vendor payment obligations and fund our business if we do not generate sufficient cash flows from operations and losses continue. There can be no assurance that we will be able to secure additional sources of financing on terms acceptable to us or at all. Even if we do obtain additional funding, the amount of such funding may not be sufficient to fully address all of our liquidity constraints. Continuing liquidity constraints could negatively and materially impact our business and results of operations, or could result in bankruptcy.

AMEX Notification

On June 27, 2008, the American Stock Exchange (“AMEX”) notified us that, although we remain out of compliance with certain of continued listing standards, AMEX has accepted our plan for regaining compliance. AMEX has granted us an extension until November 9, 2009, to regain compliance with its continued listing standards.

Previously, on May 8, 2008, the AMEX notified us that we failed to satisfy a continued listing rule. Specifically, the notice from AMEX stated that we are not in compliance with Section 1003(a) (i) of the AMEX Company Guide in that we have stockholder’s equity of less than $2 million and have sustained losses from continuing operations or net losses in two of our three most recent fiscal years. We were afforded the opportunity to submit a plan of compliance. We submitted the plan on June 9, 2008.

We will be subject to periodic review by the AMEX staff during the extension period. Failure to make progress consistent with the plan or regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from the AMEX. There is no assurance that we will make progress consistent with the Plan accepted by AMEX, or that we will be able to regain compliance and retain its listing.

Strategic Plans and Other Initiatives

With the purchase of the Professional Business we have expanded our enterprise IT hardware business of providing products and services to customers in mid-sized businesses, government agencies and education organizations.  This acquisition has expanded our business in the education and state/local government markets in particular, resulting in a more balanced product mix that is less reliant on the federal government business.  The acquisition has also enhanced our product line offering, including providing us with a more competitive line of notebook PCs and convertible tablet PCs.  To successfully combine our existing operations with the newly acquired Professional Business, we have set forth the following key initiatives:

•

Transitioning our Nashville manufacturing operations to the Flextronics facility in Juarez, Mexico. The transition to Flextronics is intended to improve working capital and cash flow by lowering manufacturing, overhead, and component costs, and reducing component inventory;

•	Successfully integrate the new Professional Business with our existing operations, including:

•	Transitioning from Gateway branded products to MPC branded products;

•	Consolidating our product lines and continuing ongoing research and development activities;

•	Completing the integration of our customer care and support functions;

•	Integrating our administrative and financial functions, including the combining of our various licensing and royalty functions;

•	Satisfy and retain Professional Business customers;

•	Carefully manage our liquidity to maximize our use of funds;

•	Focus on supplier relationships, reduce procurement costs due to our larger scale, and improve the utilization of vendor credit;

•	Utilize the Gateway brand name until our license to use the name expires in March 2009, while enhancing the MPC Computers brand name in our various markets; and

•	Institute lower cost operating methodologies and practices in our overall operations.

In addition to integrating and maximizing the return from our acquisition of the Professional Business, we continue to focus on the following:

•	Gross margin improvement initiatives, including the reduction of product returns, freight costs, manufacturing costs, and costs associated with customer evaluation units;

•	Increasing the liquidity in our business and improving our financial position;

•	Continuing to make our operations more cost efficient;

•	Seeking ways to sell and distribute our products more effectively;

•	Penetrating segments of the U.S. federal government where we have historically not made significant sales;

•	Continuing to focus on higher margin business such as servers and storage devices; and

•	Working with our vendors to maintain current credit terms and obtain further credit extensions or larger lines of credit.

We cannot give assurance that these initiatives will achieve the intended results.  Our failure to achieve these initiatives and others could have a material adverse effect on our business and financial condition.

MPC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Three Months ended			Six Months ended
	June 30,		%	June 30,		%
	2008	2007 (1)	Change	2008	2007 (1)	Change

Revenue	$125.5	$53.6	134.0%	$249.2	$110.4	125.8%

Cost of revenue	108.9	47.0	131.9%	217.6	97.6	123.0%

Gross margin	16.6	6.6	149.5%	31.6	12.8	146.0%
Gross margin %	13.2%	12.4%		12.7%	11.6%
Operating expenses
Research and development expense	1.3	0.5	144.3%	2.4	1.1	118.2%
Selling, general and administrative expense	22.1	8.8	150.3%	46.2	18.6	147.7%
Depreciation and amortization	4.3	0.8	458.8%	7.3	1.5	371.0%
Total operating expenses	27.7	10.1	173.5%	55.9	21.2	163.7%
Operating expenses as a % of revenue	22.1%	18.9%		22.4%	19.2%
Operating loss	(11.1)	(3.5)	219.3%	(24.3)	(8.4)	189.3%
Operating loss as a % of revenue	-8.9%	-6.5%		-9.7%	-7.6%
Other (income) expense
Interest expense, net	1.5	1.4		2.6	3.0
Change in estimated fair value of derivative financial instruments	—	20.6		(0.4)	19.3
Gain on vendor settlements	—	(0.2)		—	(0.2)
Total other (income) expense, net	1.5	21.8		2.2	22.1

Net loss	$(12.6)	$(25.3)		$(26.5)	$(30.5)

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

Revenue

Revenue for the three and six months ended June 30, 2008 was $125.5 million, and $ 249.2 million, respectively, an increase of $71.9 million and $138.8 million or 134.0% and 125.8%, respectively compared to the same periods in 2007.  The increase was due to additional revenue of $83.3 million and $161.0 million for the three and six months ended June 30, 2008, respectively, from the results of operations of the Professional Business which was acquired October 1, 2007.  The increase in revenue for 2008 was partially offset by a decline in revenue by MPC Computers of $11.4 million and $22.2 million for the three and six months ended June 30, 2008, respectively, due in part to lower unit sales and declining sales prices because of competitive pressures.  In addition, our revenue for the first quarter was impacted by transition issues of the Professional Business IT and manufacturing systems from Gateway to MPC Computers’ existing systems during February 2008. The transition issues limited and stopped production at times over a three-week period at our Nashville manufacturing facility. The delays were caused by a number of issues, including but not limited to, inaccurate bills of materials for our manufacturing processes, inadequate inventory procurement, routing problems that resulted in parts shortages, and order entry errors that caused some orders to be delayed in getting to our manufacturing floor. Inaccuracies in our bills of materials, parts shortages and order entry errors resulted at times in systems being built in our Nashville facility which we then could not invoice because core peripheral product from third party vendors had not been properly procured and shipped to our customers.  During the first and second quarters of 2008, transition issues caused credit related issues with suppliers and extension of lead times for shipments to customers.  As a result, we were unable to capitalize on the buying season of our education market to the extent we had hoped, and revenues in the quarter remained relatively flat to the first quarter of 2008.

Historically, revenue for MPC Computers and the Professional Business has been the lowest during the first quarter increases during the second and third quarters of the year due to the buying seasons of the education, federal, state, and local governments in those quarters, and declines in the fourth quarter.  However, the Professional Business transition issues have materially impacted our revenue during the first and second quarters of 2008 and it is probable that the delays we are presently experiencing with the transition of our Nashville operations to Flextronics will impact our revenue during the third quarter.  Our revenue backlog at June 30, 2008 and December 31, 2007 was $104.5 million and $47.7 million, respectively.

Revenue from MPC Computers has declined from 2005 to 2007 and in the first and second quarters of 2008.  Revenue from the Professional Business has also been declining during the same periods.  For the six months ended June 30, 2007, Gateway reported revenue of $328.4 million for the Professional Division.  Economies of scale play an important role in the PC industry.  Our major competitors have significantly larger operations and stronger brand recognition than we do, and generally have stronger financial positions.  We believe that our acquisition of the Professional Business will help us to address our disadvantages in economies of scale, but there can be no assurance that our downward revenue trend will be reversed.  Based on current trends, revenue for the combined business will be lower in 2008 than 2007 on a pro forma basis.

Gross Margin

Our gross margin as a percent of revenue for the three and six months ended June 30, 2008 was 13.2% and 12.7%, respectively, as compared to 12.4% and 11.6% for the same periods in 2007. The increase in gross margin was primarily due to an increase in revenue and gross margin from the Professional Business wherein the greater volume reduced the impact of our fixed costs of manufacturing. Our margins were negatively impacted from the transition issues of the Professional Business, as we provided a higher than expected level of discounts to retain some of our customers, along with increased procurement expenses for expedited overseas raw materials shipments and interruptions to our supply chain.

Research and Development Expense

Research, development and engineering expense for the three and six months ended June 30, 2008 totaled $1.3 million and $2.4 million, respectively, an increase of $0.8 million and $1.3 million, respectively, from the same periods in 2007.  This increase is due primarily to an increase in the research and development activities as a result of the acquisition of the Professional Business.

Selling, General and Administrative Expense (SG&A)

For the three and six months ended June 30, 2008, SG&A expense was $22.1 million and $46.2 million, respectively, an increase of $13.3 million and $27.6 million or 150.3% and 147.7%, respectively from the same periods in 2007.  The increase was due to additional SG&A expense as a result of the acquisition and integration of the Professional Business.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and the non-cash amortization of acquired intangibles from our acquisition of MPC Computers in July 2005 and the Professional Business in October 2007.  For the three and six months ended June 30, 2008, depreciation and amortization expense was $4.3 million and $7.3 million, respectively, a $3.5 million and $5.8 million increase from the comparable periods in 2007.  The increase is due primarily to the amortization of intangibles and depreciation of property and equipment acquired in connection with the acquisition of the Professional Business. During the three and six months ended June 30, 2008, depreciation and amortization expense increased $1.3 million due to the outsourcing of the manufacturing of our Nashville facility to Flextronics and the resulting reduction of the estimated useful lives of equipment, leasehold improvements and software at the facility.  We anticipate an increase in depreciation and amortization expense of $1.0 million during the remainder of 2008.

Interest expense, net

Interest expense for the three and six months ended June 30, 2008 was $1.5 million and $2.6 million, respectively, an increase of $0.1 million and a decline of $0.4 million, respectively, from the comparable periods in 2007.  The decline for the six months ended June 30, 2008, was principally due to a reduction in the effective interest rate on outstanding advances under our Wells Fargo Receivables Advance Facility.

Change in Estimated Fair Value of Derivative Financial Instruments

Our convertible debentures and warrants are derivative financial instruments that are carried at fair value as derivative liabilities. See Note 6 – “Derivative Warrant Liabilities and Convertible Debentures” in Notes to Interim Condensed Consolidated Financial Statements in Item 1 of this report for more information regarding these financial instruments.  During the three months ended June 30, 2008, we had $15 thousand of non-cash expense, and during the six months ended June 30, 2008 we recognized non-cash income of $0.4 million, primarily related to an decrease in the fair value of these derivative financial instruments as a result of an decrease in the market price of our stock during the first and second quarters of 2008.  In addition, during the year ended December 31, 2007 approximately 91% and 83%, respectively of outstanding debentures and warrants were converted or exercised which significantly reduced the impact of the changes of the remaining outstanding derivatives upon our results of operations in 2008.

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

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

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

In March 2008, the FASB affirmed the consensus of FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a ‘‘net settlement feature,’’ which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-a is effective for us during the first quarter of 2009. We are currently evaluating the impact the adoption of FSP APB 14-a may have on our consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of GAAP financial statements requires certain estimates, assumptions, and judgments to be made that may affect our consolidated statement of financial position and results of operations. Critical accounting estimates are those that are most important and material to our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We believe our most critical accounting policies and estimates relate to revenue recognition, including reserves needed for possible future returns and discounts; the carrying value and usefulness of inventory and related inventory reserves; the timing and amount of future warranty obligations; accounting for derivative financial instruments; and the impairment of acquired intangible assets. We have discussed the development, selection, and disclosure of our critical accounting policies and use of estimates with the Audit Committee of our Board of Directors. These critical accounting policies and our other accounting policies are described in Note 3 of “Notes to Interim Condensed Consolidated Financial Statements” included in “Item 1 — Financial Statements.”

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

Derivative Financial Instruments

The accounting for convertible debt with derivative features is highly complex, subject to a number of accounting pronouncements and subject to broad interpretations.  Determination of the treatment of these convertible debt instruments is based on current interpretation of the facts, treatment by other companies and discussion with industry experts.  Management is also required to make highly subjective estimates of future share price volatility, the probability of future events and effective discount rates.  Changes in the fair value of our derivative financial instruments have had a material impact in our results of operations.  Among other factors, the fair value of our derivative financial instruments is affected by the market value of our common stock.  Increases in the market price of our common stock will adversely impact our financial results.   Declines in the market value of our common stock will have a positive impact.  The changes in the fair value of these derivatives have no impact on our cash flows.  A substantial portion of our convertible debt and warrants were converted and exercised during 2007.  We expect that the reduction in the remaining outstanding derivative financial investments will have less of an impact upon our results of operations in 2008 and in future periods.

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

LIQUIDITY AND CAPITAL RESOURCES

We have two principal sources of liquidity: (i) existing cash and cash equivalents and (ii) our Wells Fargo Receivables Advance Facility.  As of June 30, 2008, we had unrestricted cash and cash equivalents of $0.7 million and an additional $9.8 million of restricted cash consisting of $4.3 million held as collateral under our receivables advance facility and $5.5 million held as collateral for outstanding letters of credit.

We face considerable constraints with respect to our liquidity and working capital that have materially impacted our business and may continue to impact our business.  As of June 30, 2008, we had current assets of $177.1 million and current liabilities (exclusive of deferred revenue which is not yet earned) totaling $202.5 million. At June 30, 2008 our shareholder’s deficit was $25.8 million. Our operations have not generated positive annual cash flows since our initial public offering in 2004.

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

Liquidity
(In millions)

	June 30	December 31,
	2008	2007
Cash and cash equivalents	$0.7	$9.0
Restricted cash	9.8	9.8
Total	$10.5	$18.8

Cash Flow Activity
(In millions)

	Six Months Ended
	June 30,
	2008	2007
Net cash provided (used) by:
Operating activities	$(4.8)	$5.0
Investing activities	(1.2)	(0.1)
Financing activities	(2.3)	(7.9)
Increase (decrease) in cash	$(8.3)	$(3.0)

•                  Operating Activities

During the six months ended June 30, 2008, we used $4.8 million from operating activities consisting of a net loss of $16.2 million as adjusted for $10.3 million of non-cash items including depreciation and amortization expense, income from the increase in fair value of derivative financial instruments and other non-cash items. In addition, operating activities provided $11.4 million from a decrease in working capital, primarily from a $25.9 million decline in accounts receivable, a $25.8 million increase in accounts payable offset by a $35.7 million increase in inventory and a $6.4 million decrease in accrued warranties.  The decline in accounts receivable was principally the result of a consecutive decline in quarterly sales during 2008 from the fourth quarter of 2007 and collections on the 2007 year end receivables.  The increase in inventory was due to the Professional Business Transaction issues and the procurement of more raw material inventory to support our anticipated production than the amount actually needed to fulfill customer orders.

During the six months ended June 30, 2007, we generated $5.0 million from operating activities consisting of a net loss of $(8.4) million as adjusted for $22.1 million of non-cash items including depreciation and amortization expense, income from the increase in fair value of derivative financial instruments and other non-cash items. In addition, operating activities provided $13.4 million from a decrease in working capital, primarily from a decrease in accounts receivable offset by an increase in inventory and a decrease in accounts payable and accrued expenses.

•                  Investing Activities

Investing activities for the six months ended June 30, 2008 included $1.2 million in purchase of equipment.

We had no significant investing activities during the six months ended June 30, 2007.

•                  Financing Activities

During the six months ended June 30, 2008, financing activities used $2.3 million consisting of a $7.7 million reduction in net borrowings under the Wells Fargo Receivables Advance Facility and $3.4 million in payments on notes payable.  In addition, we received $8.7 million from Flextronics under the Flextronics Inventory Purchase Agreement.

During the six months ended June 30, 2007, financing activities used net cash of $7.9 million.  Our net borrowings under the Wells Fargo Receivable Advance Facility declined $7.9 million and we had $0.5 in payments on notes payables.  In addition, restricted cash related to collateralized letters of credit and the Receivable Advance Facility declined $0.5 million.

Liquidity and cash flows for 2008

As previously discussed under “Professional Business Transition Issues” of this Item, during the transition of the Professional Business IT and manufacturing systems from Gateway to MPC Computers’ existing systems in February, 2008, we experienced material delays in manufacturing and customer deliveries, which resulted in lower than expected shipment volumes and revenues in the first and second quarters of 2008 as compared to the fourth quarter of 2007. These issues have materially impacted our liquidity, and caused a material deterioration in our working capital from December 31, 2007 through June 30, 2008.  We continue to extend payment to a number of our vendors well beyond normal payment terms and the amount of the extended payments increased the second quarter of 2008.  Certain of these vendors, and existing vendors, have lowered our existing credit line, restricted component product shipments to us, or have requested letters of credit to secure credit lines.  In April 2008, we entered into the Flextronics agreement and anticipate an increase in liquidity from the sale of our inventory to Flextronics and have received an increase in our credit line with Flextronics from $15 million to $20 million.  However, at August 11, 2008, we had $9.5 million past due to Flextronics.  Working with lower credit lines, continuing to provide letters of credit or other credit enhancement to vendors constrains our liquidity as we are required to use more of our cash, cash collateralize letters of credit or otherwise incur costs to provide credit enhancement and there can be no assurance that we will be successful in obtaining sufficient vendor credit in the future.  Any inability to maintain adequate liquidity in the future or inability to integrate our IT systems on a timely basis may do significant harm to vendor relationships, and could cause us to experience credit holds, require that we pre-pay for products, and/or cause suppliers to refuse to deliver components or terminate supply arrangements, any of which could have a material adverse effect on our financial condition and results of operations.

 Other specific issues which are relevant to understanding 2008 cash flows include:

•                  Financing activities

We expect to fully utilize available financing under our Wells Fargo Receivables Advance Facility to the extent possible in 2008.  In connection with the Professional Business transition issues in the first quarter of 2008, we encountered liquidity issues requiring additional financing.  We amended our Intercreditor Agreement to temporarily remove restrictions on our Receivables Advance Facility. The restrictions were previously reserved for payment of amounts due to Gateway, and provided approximately $15 million in funding from the Receivables Advance Facility.  In addition, on April 1, 2008, Wells Fargo provided an advance to MPC-Pro in the amount of $3.5 million (the “MPC-Pro Advance”). The MPC-Pro Advance was repaid May 27, 2008.  On June 24, 2008, Wells Fargo provided an additional advance to MPC-Pro in the amount of $3.0 million which is to be repaid by September 24, 2008 and is in addition to other amounts provided to us by Wells Fargo under the terms of our Receivables Advance Facility with Wells Fargo.  We also amended the Transition Services Agreement with Gateway to extend the payments due on approximately $14.1 million of accounts payable to Gateway through November, 2008.

On May 8, 2008, we entered into a Flextronics Inventory Purchase Agreement (the “IPA”) with Flextronics. Under the IPA, Flextronics purchased certain inventory currently located at our Nashville facility which we expect to then repurchase from Flextronics over the 90 day period following the agreement date for production at our Nashville facility. Any remaining inventory after the 90 day period must be repurchased by us. During the three months ended June 30, 2008, we received $8.7 million from Flextronics under this arrangement.  We do not anticipate further financings from Flextronics under the IPA due to the transition of the operations of our Nashville facility to the Flextronics Juarez, Mexico facility under the MSA.  In conjunction with the MSA, Flextronics will purchase from us certain materials and inventory at the Nashville facility to utilize in the initial operations at Juarez.  We expect to use the proceeds from the sale of the materials and inventory to reduce our vendor payables and fund current operations and improve our liquidity in the near term.

Our sales are seasonal and we expected our sales to increase during our second and third quarters of 2008.  Our sales for the second quarter of 2008 were impacted by Professional business transition issues and it is likely that our third quarter will be impacted by the delay in ramp up of the Flextronics manufacturing facility in Juarez, Mexico.  Any increase in our sales we will experience subsequent to the completion of the ramp up will require additional working capital which we intend to obtain through Temporary Advances under the Receivables Advance Facility allowing us to borrow up to approximately 98% of our purchased accounts.   The Temporary Advances are of limited duration which may require us to seek other sources of cash.  We are looking at opportunities to sell assets, such as certain types of inventory and machinery and equipment and expand or enhance vendor credit where possible. We launched initiatives to further improve our margins beginning in

January 2008. We are focusing on material costs, returns, freight costs, manufacturing productivity and costs as areas of opportunity to improve our gross margin and operating margin, including through our recent agreement signed with Flextronics in April 2008. We continue to be active in cost management and continue to seek ways to run our business more cost effectively.

We do not anticipate proceeds from the exercise of warrants, unless there is a significant increase in the market price of our common stock.  We expect some conversions of our Series A Preferred Stock and our Series B Preferred Stock to MPC Corporation Common Stock during 2008.  The conversions have no cash flow impact.

As more fully described under “Capital Resources” of this Item, on July 11, 2008 we entered into a Master Purchase Order Assignment Agreement (the “assignment agreement”) with Wells Fargo.  Under the assignment agreement we expect additional limited liquidity through the factoring of purchase orders we receive from our customers that are accepted by Wells Fargo.

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

On October 1, 2007, MPC-Pro and Gateway Companies Inc (“GCI”) (which was acquired by MPC-Pro in connection with the acquisition of the Professional Business), each entered into an Account Purchase Agreement with Wells Fargo.  Under these agreements, MPC-Pro and GCI may assign to Wells Fargo, and Wells Fargo may purchase from MPC-Pro and GCI, Accounts (as defined in the Agreements). Wells Fargo will advance to MPC-Pro and GCI 90% of the value of the purchased Accounts. Wells Fargo may adjust the advancement percentage at any time in its commercially reasonable discretion upon prior notice to MPC-Pro and GCI.  In addition, MPC-Pro, Gateway, GCI, and Wells Fargo entered into an Intercreditor Agreement (the “Intercreditor Agreement”). The Intercreditor Agreement provides Gateway with a junior security interest in accounts receivable generated on or after the October 1, 2007 acquisition of the Professional Business, inventory, and all other property of MPC-Pro and GCI as specified in the agreement to secure the payment of obligations owing to Gateway under the Transition Services Agreement (the “TSA Obligations”). Wells Fargo and MPC-Pro agreed to set aside certain accounts receivable for the payment of the TSA Obligations (the “Gateway Blocked Accounts”).  On May 29, 2008 the Intercreditor Agreement was amended to provide Gateway Blocked Accounts up to the following amounts: (i) there will be no Gateway Blocked Accounts through August 31, 2008; and (ii) on or after September 15, 2008, a face amount equal to the obligations owing to Gateway under the Transition Agreement for the applicable week (the “Gateway Weekly Payoff Amounts”) minus $10.0 million.  The amendment also provides that, if, after November 15, 2008, there is a remaining positive balance of the Gateway Weekly Payoff Amounts, Gateway may provide a statement to MPC-Pro indicating the positive balance, and Wells Fargo will hold but not purchase Gateway Blocked Accounts submitted to it by MPC-Pro and GCI in a face amount equal to the remaining positive balance.

We will pay fees equal to the Wells Fargo Prime Rate (as defined in the Receivables Advance Facility), plus 0.75% per annum (the “Wells Fargo Discount”) multiplied by the total amount of Accounts purchased and not yet paid by our customers, computed daily. The effective rate at June 30, 2008 was 6%. The minimum monthly fee to be paid in aggregate by MPC Computers affiliates to Wells Fargo is determined by multiplying the Wells Fargo Discount, by $2.5 million.

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

Master Purchase Order Assignment Agreement

On July 11, 2008, MPC Computers and MPC-Pro and Wells Fargo, entered into a Master Purchase Order Assignment Agreement (the “Assignment Agreement”). Under the Assignment Agreement, MPC Computers and MPC-Pro will assign customer purchase orders to Wells Fargo and request Wells Fargo to accept such purchase orders and purchase the required materials to fulfill the purchase orders. On such assigned purchase orders, Wells Fargo will retain MPC Computers and MPC-Pro to manufacture, process, and ship ordered goods and will pay us for our services upon payment by the customer to Wells Fargo for the goods. Accepted purchase orders will be reassigned to us at such time Wells Fargo has received payment in full on account of a purchase order invoice. Accepted purchase orders become delinquent if a purchase order price is not paid to Wells Fargo by the earliest of (i) the due date for payment of the purchase order invoice, (ii) forty-five 45 days following the Funding Date by Wells Fargo, as defined, (iii) the date the purchase order is cancelled, or (iv) the date of occurrence of an event of default as defined. Wells Fargo has the right to require us to promptly purchase any Delinquent Purchase Order as defined, (and inventory of products in the case of a Canceled Purchase Order, as defined) for an amount equal to the full amount outstanding under the purchase order invoice (or the purchase order price in the case of a Canceled Purchase Order). The Assignment Agreement provides for limitations of funding of individual accepted purchase orders by Wells Fargo and the maximum aggregate outstanding funding shall not exceed $5 million.

Wells Fargo is to be paid a transaction initiation and set-up fee of 1.0% of the face amount of letters of credit and funds advanced by Wells Fargo with respect to each accepted purchase order, plus a daily maintenance fee in a sum equal to 0.067% of the aggregate of the face amount of all letters of credit and funds advanced by Wells Fargo which remain outstanding for more than fifteen (15) days. In addition, a Product advance fee will be paid to Wells Fargo equal to the J.P. Morgan prime rate plus 2%, divided by 360, multiplied by the aggregate amounts outstanding on all letters of credit and all funds advanced by Wells Fargo in connection the accepted purchase orders. In the event of a Delinquent Purchase Order, a late payment fee is to be paid in a sum equal to 0.067% of the outstanding portion of the purchase order price multiplied by the number of days from the date an accepted purchase order becomes a delinquent purchase order to and including the date Wells Fargo has received full payment of amounts due. The Assignment Agreement provides for a commitment fee of $100 thousand to be paid to Wells Fargo on the earlier of twelve months following July 11, 2008 or the date of termination of the Assignment Agreement and be paid for each one or more twelve month renewal terms if the agreement is renewed. The commitment fee will be waived in whole if the Product Volume for a term equals or exceeds the Minimum Volume of $10 million, or in part if the Product Volume for a term is less than the Minimum Volume based on the aggregate volume of funds advanced by Wells Fargo in connection with accepted purchase orders as a percentage of the Minimum Volume.

On July 11, 2008, in connection with the Assignment Agreement, MPC Computers, MPC-Pro and Wells Fargo entered into a Security Agreement and Financing Statement (the “Security Agreement”). Under the Security Agreement, MPC Computers and MPC-Pro grants Wells Fargo a first priority security interest in substantially all merchandise, inventory, goods and supplies in connection with accepted purchase orders under the Assignment Agreement for all payments and other obligations due Wells Fargo there under (the “Primary Collateral”). In addition, the Security Agreement provides Wells Fargo a subordinated security interest in substantially all other assets of MPC Computers and MPC-Pro pledged to a Senior Lender, as defined. Under an Intercreditor Agreement with Gateway, MPC-Pro has granted to Gateway a security interest in all or part of its assets, which is subordinate to a security interest granted by MPC-Pro to Wells Fargo under certain Account Purchase Agreements. On July 11, 2008, in connection with the Assignment Agreement, Gateway and MPC-Pro entered into a Transaction Subordination Agreement with Wells Fargo. Under the Transaction Subordination Agreement, Gateway agrees to further subordinate its interest in the assets of MPC-Pro to Wells Fargo.

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

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2008 our estimated purchase obligations increased by $28.8 million and outstanding notes payable and debt declined by $7.7 million from December 31, 2007.  There were no other material changes to our contractual obligations and commitments during the six months ended June 30, 2008.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our Wells Fargo Receivable Assignment Facility. The interest rate is a floating rate based on the prime rate plus 0.75% per annum.  Effective June 30, 2008 the rate was 6%.  If interest rates continue to rise we will be subject to higher interest payments if outstanding balances remain unchanged.

We have convertible debentures and warrants that are derivative financial instruments and are carried at fair value as derivatives liabilities. The fair values are determined in part by, and fluctuate with, the market value of our stock. If the market price of our stock increases during a period, the fair value of the derivatives is expected to increase and will adversely affect our earnings.  A decline in the market price of our stock is expected to cause a decrease in fair value of the derivatives and have a positive impact to earnings.

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

ITEM 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our CEO and our CFO, as of June 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)).   Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (excluding the acquired Profession Business as discussed more fully below) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

However, in connection with the Professional Business, the process of extracting information necessary to prepare financial statements was highly manual, complex, and time consuming due to the integration of four distinct reporting systems. In addition, certain key accounts were not reconciled at year end, which lead to a current material weakness with respect to the Professional Business.   During the first quarter of 2008, we commenced a number of efforts to remediate the material weakness with respect to the Professional Business so that our combined business will have adequate internal controls over financial reporting.  These efforts included the completion of the migration of data and processes from the four Gateway systems to the MPC Corporation financial reporting system.  In addition, we began other remediation steps including redeployment of staff to the key areas impacted by the material weakness, initiated enhanced training of the consolidation and account reconciliation processes, and established review procedures in these areas.  During the quarter ended June 30, 2008, we completed all of our remediation steps, however our testing of the remediation has not yet been completed.

Except for the completion of our remediation steps to address the material weakness with respect to the Professional Business noted above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity

Our liquidity and working capital constraints grew during the first six months of 2008, and could have a material adverse effect on our financial position and results of operations, or could result in bankruptcy.

During the first six months of 2008, we experienced issues in the transition of the Professional Business IT and manufacturing systems from Gateway to MPC Computers existing systems in February 2008, causing delays in manufacturing and customer deliveries which resulted in lower than expected revenues in the first quarter of 2008.  We are also currently experiencing delays in the transition of substantial portion of our U.S. based operations to Flextronics at its Juarez, Mexico manufacturing facility.  These transition issues have materially impacted our liquidity.  Our near term liquidity is highly dependant on the timely and successful resolution of the ramp up issues and the Flextronics manufacturing facility.

Our liquidity constraints make it difficult for us to execute on our business plan and continue operations without additional funding or concessions from our creditors, which they may not be willing to provide.   As of June 30, 2008, we had current assets of $177.1 million and current liabilities (exclusive of deferred revenue which is not yet earned) totaling $202.5 million.  As a result, our net working capital deficit was $25.4 million as of June 30, 2008.  As of December 31, 2007, we had current assets of $178.8 million and current liabilities (exclusive of deferred revenue which is not yet earned) totaling $183.6 million, resulting in a net working capital deficit of $4.8 million.  Consequently, our working capital deficit grew materially during the first and second quarters of 2008.  In addition, through the first four weeks of the third quarter, we have not yet experienced a material increase in our weekly shipped revenue from our average weekly shipped revenue we experienced in the first and second quarters of 2008.

The decline in the combined revenues of MPC Computers and the Professional Business and our liquidity issues have made it difficult to cover our fixed costs and warranty obligations.  We continue to extend payment terms to a number of our suppliers well beyond our normal payment terms, and the amount of the extended payments increased in the second quarter of 2008.  Our liquidity constraints and working capital deficit could have a material adverse effect on our business and results of operations if we are not able to raise additional funds, or reduce our net working capital deficit through increased revenue and cash flow from operations, and could impact our ability to continue operations, or could result in bankruptcy.

Risks Related to the Flextronics Transaction

If we are unable to fulfill our backlog of orders within a reasonable timeframe, we may receive cancellations on some of our orders in backlog and lose future business from these customers.

In connection with the issues we have encountered with transitioning our manufacturing operations to the Flextronics facility, we have experienced an increase in our customer backlog orders.  If we are unable to fulfill these backlog orders within a reasonable timeframe, we are at risk of having the backlog orders cancelled by these customers.  In addition, we may lose future business from these customers which would have a material, negative impact on our business.

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

Flextronics will perform a substantial portion of the manufacturing operations previously performed by us at our U.S. based manufacturing facilities.  The outsourcing of manufacturing operations to Flextronics involves a number of risks. We are currently impacted by delays in the ramp up and production at Flextronics’ Juarez, Mexico facility. It is possible that that we will experience quality issues at a higher rate than we have experienced in the past. Our ability to timely deliver product could be impacted by shipping issues to or from the Flextronics facility.

If we experience difficulties with Flextronics, we face challenges to return to manufacturing our own products and we may not be able to find an alternative outsource partner.

We are currently experiencing delays in the ramp up and operations of the Flextronics facility.  In addition, we expect that part of the anticipated cost savings provided by the Manufacturing Services Agreement (“MSA”) will be the result of closing our U.S. based manufacturing capacity. As a result, we may face significant challenges to return to manufacturing our own products if the transfer of operations is not successful or we experience other difficulties with Flextronics. Additionally, we do not have contracts with other potential outsource partners and, if required, we may not be able to find alternative outsource partners on terms acceptable to us or at all.

We are substantially dependent on Flextronics willingness to continue to extend credit terms at levels sufficient to support our business.

Under the MSA, Flextronics will acquire, on our behalf, a substantial portion of the components necessary to produce our products. Flextronics has agreed to provide to us a line of credit in connection with such procurement activity. However, the line of credit will be reviewed on a monthly basis and is subject to change.  As of August 11, 2008, we had $9.5 million in past due amounts Payable to Flextronics.  If the Flextronics line of credit were reduced or not utilized to the extent anticipated, it would have a substantial negative impact on our liquidity and our business.

We are experiencing difficulties in transferring information technology and manufacturing systems to Flextronics.  We may experience other unexpected difficulties transitioning manufacturing operations to the Flextronics facility.

In connection with transitioning manufacturing operations to the Flextronics facility, we are experiencing difficulties with information technology and manufacturing systems. Such difficulties could lead to delays in processing orders  and fulfilling shipments. Flextronics will need to train its workforce concerning the manufacture of our products, and we may experience transitional delays or other issues until the workforce is fully trained.

Flextronics will acquire components for our products based on forecasts provided by us, and if our forecasts are incorrect, we may be required to repurchase the components.

Under the MSA, we are required to provide Flextronics with forecasts and, based on the forecasts, Flextronics will acquire components. If Flextronics is holding inventory for us for which there is not adequate demand, we may be required to repurchase inventory. Additionally, we may be required to pay Flextronics inventory carry fees on inventory in excess of demand and to repurchase inventory that is on hand for timeframes specified in the MSA. If our forecasts are incorrect, these repurchase requirements and charges could materially impact our cash flows, liquidity and business operations.

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

Risk related to Our Securities

If we are unable to continue our listing on the AMEX, the value of your investment could be reduced.

On June 27, 2008, the AMEX notified us that, although we remain out of compliance with certain of continued listing standards, AMEX has accepted our plan for regaining compliance. AMEX has granted us an extension until November 9, 2009, to regain compliance with its continued listing standards.

Previously, on May 8, 2008, the American Stock Exchange (“AMEX”) notified us that we failed to satisfy a continued listing rule. Specifically, the notice from AMEX stated that we are not in compliance with Section 1003(a) (i) of the AMEX Company Guide in that we have stockholder’s equity of less than $2 million and have sustained losses from continuing operations or net losses in two of our three most recent fiscal years. We were afforded the opportunity to submit a plan of compliance. We submitted the plan on June 9, 2008.

We will be subject to periodic review by the AMEX staff during the extension period. Failure to make progress consistent with the plan or regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from the AMEX. There is no assurance that we will make progress consistent with the Plan accepted by AMEX, or that we will be able to regain compliance and retain its listing.  If we are unable to continue our listing on the AMEX, the value of your investment could be reduced.

ITEM 6.    EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (1)

3.2	Amended and Restated Bylaws of the Registrant, as amended (2)

10.1	Letter from MPC-Pro, LLC, Gateway Companies, Inc. and Gateway, Inc. to Wells Fargo Bank dated April 10, 2008 (3)

10.2	Flextronics Manufacturing Services Agreement dated April 14, 2008 by and between MPC Corporation and Flextronics Computing Mauritius Limited (4)

10.3	Flextronics Inventory Purchase Agreement dated May 8, 2008 by and between Gateway Pro Partners, LLC and Flextronics Computing Mauritius Limited (5)

10.4	Amendment 1 to Limited License of Gateway’s Rights dated June 29, 2008 between MPC Corporation and Gateway, Inc. (6)

10.5	Amendment No. 5 to Transition Services Agreement dated May 29, 2008 among MPC-Pro, LLC and Gateway, Inc. (7)

10.6	Third Agreement Amendment dated as of May 29, 2008 by and among Wells Fargo, National Association, Gateway, Inc., Gateway Companies, Inc., and MPC-Pro, LLC. (7)

10.7

Master Purchase Order Assignment Agreement dated July 11, 2008 by and between Wells Fargo Bank, National Association, MPC Computers, LLC, MPC Solution Sales, LLC, MPC-G, LLC, MPC-Pro, LLC, and Gateway Companies, Inc. (8)

10.8

Security and Financing Agreement dated July 11, 2008 between Wells Fargo Bank, National Association, MPC Computers, LLC, MPC Solution Sales, LLC, MPC-G, LLC, MPC-Pro, LLC, and Gateway Companies, Inc. (8)

10.9	Transaction Subordination Agreement dated July 11, 2008 among Gateway, Inc., Gateway Companies, Inc., MPC-Pro, LLC, and Wells Fargo Bank, National Association (8)

31.1*	Certification of the Chief Executive Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer of MPC Corporation, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)  Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Securities and Exchange Commission on April 16, 2008.

(4)  Incorporated by reference to Exhibit 10.6 on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008.

(5)  Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Securities and Exchange Commission on May 14, 2008.

(6)  Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008.

(7)  Incorporated by reference to Exhibit 99.1 and 99.2, respectively, on Form 8-K filed with the Securities and Exchange Commission on June 3, 2008.

(8)  Incorporated by reference to Exhibit 99.1, 99.2 and 99.3, respectively, on Form 8-K filed with the Securities and Exchange Commission on July 17, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPC Corporation

Date: August 14, 2008	/s/: John P. Yeros
John P. Yeros
Chairman and CEO

Date: August 14, 2008	/s/: Curtis M. Akey
Curtis M. Akey
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (1)

3.2	Amended and Restated Bylaws of the Registrant, as amended (2)

10.1	Letter from MPC-Pro, LLC, Gateway Companies, Inc. and Gateway, Inc. to Wells Fargo Bank dated April 10, 2008 (3)

10.2	Flextronics Manufacturing Services Agreement dated April 14, 2008 by and between MPC Corporation and Flextronics Computing Mauritius Limited (4)

10.3	Flextronics Inventory Purchase Agreement dated May 8, 2008 by and between Gateway Pro Partners, LLC and Flextronics Computing Mauritius Limited (5)

10.4	Amendment 1 to Limited License of Gateway’s Rights dated June 29, 2008 between MPC Corporation and Gateway, Inc. (6)

10.5	Amendment No. 5 to Transition Services Agreement dated May 29, 2008 among MPC-Pro, LLC and Gateway, Inc. (7)

10.6	Third Agreement Amendment dated as of May 29, 2008 by and among Wells Fargo, National Association, Gateway, Inc., Gateway Companies, Inc., and MPC-Pro, LLC. (7)

10.7

Master Purchase Order Assignment Agreement dated July 11, 2008 by and between Wells Fargo Bank, National Association, MPC Computers, LLC, MPC Solution Sales, LLC, MPC-G, LLC, MPC-Pro, LLC, and Gateway Companies, Inc. (8)

10.8

Security and Financing Agreement dated July 11, 2008 between Wells Fargo Bank, National Association, MPC Computers, LLC, MPC Solution Sales, LLC, MPC-G, LLC, MPC-Pro, LLC, and Gateway Companies, Inc. (8)

10.9	Transaction Subordination Agreement dated July 11, 2008 among Gateway, Inc., Gateway Companies, Inc., MPC-Pro, LLC, and Wells Fargo Bank, National Association (8)

31.1*	Certification of the Chief Executive Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of MPC Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chairman and Chief Executive Officer of MPC Corporation, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer of MPC Corporation, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)   Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Securities and Exchange Commission on April 16, 2008.

(4)   Incorporated by reference to Exhibit 10.6 on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008.

(5)   Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Securities and Exchange Commission on May 14, 2008.

(6)   Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008.

(7)   Incorporated by reference to Exhibit 99.1 and 99.2, respectively, on Form 8-K filed with the Securities and Exchange Commission on June 3, 2008.

(8)   Incorporated by reference to Exhibit 99.1, 99.2 and 99.3, respectively, on Form 8-K filed with the Securities and Exchange Commission on July 17, 2008.